Form 10QSB
period 1999-09-30
THEINTERNETCORP NET INC
filed 1999-12-01
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                  COMMISSION FILE NUMBER: 000-26051

                      TheInternetCorp.net, Inc.
     (Exact name of registrant as specified in its charter)

          Nevada                                      88-0424430
(State or jurisdiction of  incorporation         I.R.S. Employer
or organization)                             Identification No.)

3158 Redhill Avenue, Suite 240, Costa Mesa, California     92626
(Address of principal executive offices)              (Zip Code)

           Registrant's telephone number:  (949) 770-2578

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes     X     No      .

As of September 30, 1999, the Registrant had 1,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes
No    X   .
PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                    TheInternetCorp.net, Inc.
                  (A Development Stage Company)
                         BALANCE SHEET
                          (Unaudited)


                                              September 30, 1999
ASSETS
CURRENT ASSETS:
Cash                                          $0
Accounts Receivable                           $0
TOTAL CURRENT ASSETS                          $0
ORGANIZATIONAL COSTS, NET                     $219
TOTAL ASSETS                                  $219

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                             $0
TOTAL CURRENT LIABILITIES                    $0
LONG-TERM DEBT                               $0
STOCKHOLDERS' EQUITY:
common stock, $.001 par value authorized
50,000,000 shares issued and outstanding
at August 31, 1999, 1,000,000 shares         $1,000
Stock Subscription Receivable                $(765)
Additional paid in Capital                   $0
Deficit Accumulated During Development
Stage                                        $(16)
TOTAL STOCKHOLDERS' EQUITY                   $219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $219


See accompanying Notes to Interim Financial Statements


                 TheInternetCorp.net, Inc.
               (A Development Stage Company)
                  STATEMENT OF OPERATIONS
                        (Unaudited)

                                              Three Months Ended
                                              September 30, 1999
INCOME:
Revenue                                      $0
TOTAL INCOME                                 $0

EXPENSES:
General, and Administrative                  $0
Amortization                                 $16
Total Expenses                               $16
Net Profit/Loss(-) From Operations           $(16)
Interest Income                              $0
INCOME (LOSS) BEFORE INCOME TAXES            $(16)
Provision for income tax                     $0
NET INCOME (LOSS)                            $0
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED                  $0.0000
AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                            1,000,000



See accompanying Notes to Interim Financial Statements


                     TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                               (Unaudited)

                              Three Months        Period from
                              Ended               InceptionThrough
                              September 30, 1999  September 30, 1999
Cash Flows from Operating
Activities:
Net Income                    $0                   $(16)
(Increase) Amortization        0                   $16
Net Cash (Used) In Operating
Activities                     0                   $0

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                          0                  $(235)

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                          0                   $235

Net Increase in Cash         $0                   $0

Cash, Beginning of Period    $0                   $0

Cash, End of Period          $0                   $0

See accompanying Notes to Interim Financial Statements



                        TheInternetCorp.net, Inc.
                      (A Development Stage Company)
                      NOTES TO INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The Company has selected a December 31 fiscal year end.

Loss Per Share

Loss per share was computed using the weighted number of shares outstanding during the period.

Organization Costs

Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.  STOCKHOLDERS' EQUITY.

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. As of September 30, 1999 the Company had 1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

5.  INCOME TAXES.

There is no provision for income taxes for the period ended
April 29, 1999 (inception) to September 30, 1999 due to the zero net income and no Nevada state Income tax in the state of the Company's domicile

ITEM 2.  Plan of Operation.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Initial Operation.

Up to the present time, the Company has only been in the organizational phase. Over the next 12 months the Company intends to concentrate its efforts into further development and enhancement of the Cycle-Parts website (www.cycle-parts.com). These changes will include additional information and articles of interest to the motorcycle enthusiast. The Company will also be seeking to enhance its advertising revenues by the placement of additional advertising on the website.

The Company purchases motorcycle parts directly from distributors, and based on rapid delivery times, its is not necessary for it to keep parts on stock at its offices in order for it to complete the sale of motorcycle parts over its website. However, the Company will seek to make this operation more efficient by reviewing all phases of the ordering and delivery process.

The current cash in Cycle-Parts, the company being acquired under an Agreement and Plan of Reorganization will satisfy the cash needs of the Company to implement the plan of operations, as set forth above, for a period of approximately six months. The Company will need to raise additional capital in order to continue its operations beyond that point. Such financing will probably take the form of a combination of debt and equity financing. However, there is no guarantee that such financing will be available at all or on such terms as will be acceptable to the Company.

Currently, the Company does not plan to make significant equipment purchases in the next 12 months in order to implement its plan of operation. Also, it does not plan over such period to significantly change the number of employees.

Liquidity and Capital Resources.

During the three month period ended September 30, 1999, the Company continued its status as a development company. The Company is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation

Capital Expenditures.

No material capital expenditures were made during the quarter ended on September 30, 1999.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form
10-QSB.

(b)  Exhibits included or incorporated by reference herein: See
Exhibit Index

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TheInternetCorp.net, Inc.



Dated: November 30, 1999              By: /s/ Vincent van den Brink
                                      Vincent van den Brink, President
EXHIBIT INDEX

Exhibit
No.     Description
2       Agreement and Plan of Reorganization (incorporated by
        reference to Exhibit 2 to the Form S-4/A filed on October 27,
        1999)

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB/A filed on May 28, 1999)

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB/A filed on May 28, 1999)

27      Financial Data Schedule (see below).