Form 10QSB/A
period 1999-09-30
THEINTERNETCORP NET INC
filed 2000-02-11
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB/A


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
(State or jurisdiction of incorporation           I.R.S. Employer
           or organization                     Identification No.)

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

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                      TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                           BALANCE SHEET
                        September 30, 1999
                           (Unaudited)

                                                    September 30, 1999

ASSETS
CURRENT ASSETS:
Cash                                                      $0
Accounts Receivable                                       $0
TOTAL CURRENT ASSETS                                      $0
ORGANIZATIONAL COSTS, NET                                 $0
TOTAL ASSETS                                              $0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                          $0
TOTAL CURRENT LIABILITIES                                 $0
LONG-TERM DEBT                                            $0
STOCKHOLDERS' EQUITY:
common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at August 31, 1999,
1,000,000 shares                                          $1,000
Stock Subscription Receivable                             $(765)
Additional paid in Capital                                $0
Deficit Accumulated During Development Stage              $(235)
TOTAL STOCKHOLDERS' EQUITY                                $0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $0

See accompanying notes to interim financial statements

                    TheInternetCorp.net, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
             Three Months Ended on September 30, 1999
                           (Unaudited)

                                                  Three Months Ended
                                                  September 30, 1999

INCOME:

Revenue                                                   $0
TOTAL INCOME                                              $0

EXPENSES:
General, and Administrative                               $235
Amortization                                              $0
Total Expenses                                            $235
Net Profit/Loss(-) From Operations                        $(235)
Interest Income                                           $0
INCOME (LOSS) BEFORE INCOME TAXES                         $(235)
Provision for income tax                                  $0
NET INCOME (LOSS)                                         $(235)
NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED             $0.00
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING      1,000,000

See accompanying notes to interim financial statements

                      TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
   Three Months and Period From Inception Ended on September 30, 1999
                           (Unaudited)

                                 Three Months            Period From
                                    Ended             Inception Through
                              September 30, 1999      September 30, 1999

Cash Flows from Operating
Activities:
Net Income                        $0                      $(235)
(Increase) Amortization            0                      $0
Net Cash (Used) In Operating
Activities                         0                      $(235)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                              0                      $0

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                               0                      $235

Net Increase in Cash              $0                      $0

Cash, Beginning of Period         $0                      $0

Cash, End of Period               $0                      $0

See accompanying notes to interim financial statements

                      TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                     NOTES TO INTERIM CONSOLIDATED
                        FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation.

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development Stage Company.

TheInternetCorp.net, Inc. is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. TheInternetCorp.net, Inc. intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of TheInternetCorp.net, Inc. will have virtually unlimited discretion in determining the business activities in which TheInternetCorp.net, Inc. might engage.

Accounting Method.

TheInternetCorp.net, Inc. records income and expenses on the accrual method.

Fiscal Year.

TheInternetCorp.net, Inc. has selected a December 31 fiscal year end.

Loss Per Share.

Loss per share was computed using the weighted number of shares outstanding during the period.

Organization Costs.

Costs to incorporate TheInternetCorp.net, Inc. have been expensed as incurred.

Statement of Cash Flows.

For purposes of the statement of cash flows, TheInternetCorp.net, Inc. considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates.

The preparation of TheInternetCorp.net, Inc.'s financial statements in conformity with generally accepted accounting principles requires TheInternetCorp.net, Inc.'s management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Basis.

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.  STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of TheInternetCorp.net, Inc.
consists of 50,000,000 shares with a par value of $0.001 per share. As of September 30, 1999 TheInternetCorp.net, Inc. had
1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of TheInternetCorp.net, Inc.
consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES.

There is no provision for income taxes for the period ended
April 29, 1999 (inception) to September 30, 1999 due to the zero net income and no Nevada state Income tax in the state of TheInternetCorp.net, Inc.'s domicile

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of TheInternetCorp.net, Inc. and notes thereto contained elsewhere in this report.

Initial Operation.

Up to the present time, TheInternetCorp.net, Inc. has only been in the organizational phase. Over the next 12 months TheInternetCorp.net, Inc. intends to concentrate its efforts into development and enhancement of the RiderNews website (www.ridernews.com). These changes will include additional information and articles of interest to the motorcycle enthusiast. TheInternetCorp.net, Inc. will also be seeking to enhance its advertising revenues by the placement of additional advertising on the website.

The current cash in RiderNews.com, Inc., being acquired under an Agreement and Plan of Reorganization, will satisfy the cash needs of TheInternetCorp.net, Inc. to implement the plan of operations, as set forth above, for a period of approximately six months. TheInternetCorp.net, Inc. will need to raise additional capital in order to continue its operations beyond that point. Such financing will probably take the form of a combination of debt and equity financing. However, there is no guarantee that such financing will be available at all or on such terms as will be acceptable to TheInternetCorp.net, Inc..

Currently, TheInternetCorp.net, Inc. does not plan to make significant equipment purchases in the next 12 months in order to implement its plan of operation. Also, it does not plan over such period to significantly change the number of employees.

Liquidity and Capital Resources.

During the three month period ended September 30, 1999, TheInternetCorp.net, Inc. continued its status as a development company. TheInternetCorp.net, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. TheInternetCorp.net, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation

Capital Expenditures.

No material capital expenditures were made during the quarter ended on September 30, 1999.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect TheInternetCorp.net, Inc.'s ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting TheInternetCorp.net, Inc., including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

TheInternetCorp.net, Inc. currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, TheInternetCorp.net, Inc. may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. TheInternetCorp.net, Inc.'s Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, TheInternetCorp.net, Inc.'s business strategies, continued growth in TheInternetCorp.net, Inc.'s markets, projections, and anticipated trends in TheInternetCorp.net, Inc.'s business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on TheInternetCorp.net, Inc.'s expectations and are subject to a number of risks and uncertainties, certain of which are beyond TheInternetCorp.net, Inc.'s control. TheInternetCorp.net, Inc. cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for TheInternetCorp.net, Inc.'s products, competitive pricing pressures, changes in the market price of ingredients used in TheInternetCorp.net, Inc.'s products and the level of expenses incurred in TheInternetCorp.net, Inc.'s operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. TheInternetCorp.net, Inc. disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

TheInternetCorp.net, Inc. is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against TheInternetCorp.net, Inc. has been threatened.

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

                                  TheInternetCorp.net, Inc.



Dated: February 7, 2000           By: /s/ Vincent van den Brink
                                  Vincent van den Brink, President

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