Form 10KSB
period 1999-12-31
THEINTERNETCORP NET INC
filed 2000-04-24
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
________ TO _________

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X       No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: $0.00

The number of shares outstanding of the Company's $.001 Par Value
Common Stock, as of December 31, 1999 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on December 31, 1999 was 0. The Company's common is not traded on any exchange or other trading medium.

              DOCUMENTS INCORPORATED BY REFERENCE: None.

As of December 31, 1999, the Registrant had 1,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes       No    X   .

PART I.

Item 1. Description of Business.

TheInternetCorp.net, Inc. (the "Company") was organized under the laws of the State of Nevada on April 29, 1999, and has December 31 as its fiscal year end. Since inception, the primary activity of the Company has been directed to organizational efforts. The Company was formed as a vehicle to acquire a private company desiring to become an SEC reporting company in order thereafter to secure a listing on the OTC Electronic Bulletin Board. The Company plans to capitalize on current technology and the Internet to develop a direct-to-customer relationship in the motorcycle news industry.

In May, 1999, the Company entered into an Agreement and Plan of Reorganization to acquire RiderNews.com, Inc. ("Rider"), a Florida corporation formerly known as Cycle-Parts.com, Inc. This agreement provides for the Company to issue and register 10,660,000 shares of its common stock (post-split) to the shareholders of Rider and reserve for issuance and register 2,000,000 shares of its common stock for issuance upon exercise of Rider's outstanding warrants, which will be converted into warrants to purchase the Company's common stock, upon the same terms and conditions of the outstanding Rider warrants. The Company has filed its Registration Statement on Form S-4 to register the stock issuance described above. The Registration Statement has not been declared effective and the Company has not yet completed its acquisition of Rider.

Rider was incorporated in the State of Florida on March 16, 1999. Rider's executive offices are located in Jacksonville, Florida. Rider is a development stage company engaged in the development and marketing of an online motorcycle and racing sports magazine (called an "ezine") on the Internet.

Item 2.  Description of Property.

None.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder
Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at December 31, 1999.

(b) Holders of Common Equity.

As of December 31, 1999, there was one shareholder of record of the Company's common stock.

(c)  Dividends.

The Company has not declared or paid any dividends. The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Initial Operation.

The Company has been engaged in organizational activities since it was incorporated on April 29, 1999. On May 15, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RiderNews.com, Inc. ("Rider"), formerly known as Cycle-Parts.com, Inc., a Florida corporation, whereby the Company is acquiring Rider in exchange for the issuance of 10,660,000 shares of the Company's common stock, post-split, plus reserving for issuance an additional 2,000,000 shares of the Company's common stock upon exercise of certain outstanding Rider warrants. The Company is presently in the process of registering the shares to be issued pursuant to the Agreement. Rider is a development stage company which is developing an online magazine (an "ezine") directed at motorcyclists.

Upon completion of the registration process, the Company intends to concentrate its efforts on the development and enhancement of the RiderNews web site (www.ridernews.com). These changes will include additional information and articles of interest for motorcycle enthusiasts. The Company intends to enhance advertising revenues through the placement of additional advertising on the web site.

The current cash in RiderNews is anticipated to be sufficient to satisfy the cash needs of the Company after the completion of its acquisition of RiderNews for approximately six months. Thereafter, the Company will need to raise additional capital in order to continue its operations. The Company anticipates that such financing will likely consist of debt and equity financing.
 However, there can be no assurance that such financing will be available at all or on such terms as are acceptable to the Company.

The Company has no present intentions of making significant purchases of equipment in the next twelve months nor does it plan to significantly change the number of employees presently employed by RiderNews.

Liquidity and Capital Resources.

For the year ended December 31, 1999, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

No material capital expenditures were made during the year ended
December 31, 1999.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect,"
"anticipate", "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

Item 7.  Financial Statements.

See the financial statements for the year ended December 31, 1999 attached hereto and incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

Part III.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                    Position                     Term(s) of Office

Vincent van den Brink   Director, CFO,CEO            April, 29, 1999
to the present

Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Vincent van den Brink, President/Secretary/Sole Director. Mr. van den Brink, age 58, has been President, Secretary and Director of the Issuer since April 29, 1999. Since October 1997 to present, he has been a Financial Consultant with Airway Capital, Costa Mesa, California, providing asset based lending, factoring, equipment leasing, and export financing for various businesses. From June 1985 until May 1997, he was a Business Consultant writing business plans and business development plans for companies across the country. Since 1978 to present, in addition to working for the above companies, he has been operating an export business providing export consulting, exporting products and sourcing products for international clients. He holds degrees in automotive engineering, business administration, and small business management. He is fluent in English, Dutch, German and Afrikaans.

Upon completion of the acquisition of Rider, the following persons have been nominated to serve as officers and directors of the Company:

Karen Bohringer, President/Director ? RiderNews.com, Inc.

Ms. Bohringer, age 39, will serve as a Director of TheInternetCorp.net, Inc. and RiderNews.com, Inc.. From 1990 to present, she has been the owner of Bohringer & Associates, a computer training company in Queensland, Australia. In 1983 Ms. Bohringer moved to the United States to undertake computer programming studies. In 1986 she received a Certificate with Honors from Harvard University, Boston, MA in Advanced Cobol Programming and a Diploma in 1985 from the American Institute of Computer Programming in Atlanta, GA. Upon returning to Australia, Ms. Bohringer lectured on programming languages at Hales Private College, Melbourne, for 18 months. From 1987 to 1989, she was employed as the Australian Training Manager for MAI Basic Four, an American computer hardware/software company, and traveled extensive completing software installations and staff training. In 1990, Ms. Bohringer formed Bohringer & Associates, to do contract computer training for such companies as the Australian Securities Commission, Australian Wool Corporation, B.H.P., Shell Oil, the Supreme Court, the Premiers Department, Director of Public Prosecutions, Department of Health, and the Department of Housing. Ms. Bohringer has lectured as the Royal Melbourne Institute of Technology on Pascal Programming.

Gerald I. Quinn, Vice President/Secretary/Director RiderNews.com, Inc..

Mr. Quinn, age 56, will be Vice-President, Secretary and a Director of TheInternetCorp.net, Inc. and RiderNews.com, Inc.. From May, 1996 to the present, Mr. Quinn has served as Chief Executive Officer and a Director of Wavetech International, Inc., a reporting public company. Prior to this, he was President of Interpretel (Canada) Inc., a subsidiary of Wavetech, from 1995 to 1996. From 1986 to 1994, Mr. Quinn was Vice President of University Affairs and Development at the University of Guelph, one of Canada's leading teaching and research universities, where he was responsible for marketing, image development, constituent relations and media relations, including systems development, telemarketing and the development of affinity programs. Since 1984, Mr. Quinn has served as a consultant to Cableshare Interactive Technology, Inc., a Canadian Toronto Securities Exchange listed public company that operates in the interactive television industry and became a director in 1993. In 1997, Mr. Quinn negotiated the acquisition of Cableshare by Source Media, Inc. (NASDAQ: SRCM).

Terry Cuthberston, Director.

Mr. Cuthbertson, age 49, will serve as the President and a Director of TheInternetCorp.net, Inc. and RiderNews.com, Inc.. From 1995 to 1999, Mr. Cuthbertson was the Director of Finance of Tech Pacific Group, the largest distributors of information technology and telecommunications products in the Asia-Pacific region. Tech Pacific is part of the worldwide Hagemeyer Group of the Netherlands. Hegemeyer is publicly listed on the Amsterdam Stock Exchange with worldwide revenues exceeding U.S. $7 billion.
 Prior to joining Tech Pacific, he spent the previous 25 years with KPMG Peat Marwick, Sidney, Australia. While at KPMG, Mr. Cuthberston worked as a partner in both Audit Services and KPMG Corporate Services, where he was involved in company refinancing, public offerings, acquisition reviews, and company restructuring
 . He was made a director of KPMG Corporate (NSW) Pty. Ltd. in 1989. Mr. Cuthberston received a Bachelor of Business degree in 1981 from the New South Wales University of Technology, an Accounting Procedures Certificate from St. George Technical College, and is an Associate of the Institute of Chartered Accountants in Australia.

Section 16(a) Compliance.

During the year ended December 31, 1999, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                            Position              Filed Reports

Vincent van den Brink           CEO, Director,               No
                                Shareholder, CFO

Item 10.  Executive Compensation.

No officer or director of the Company presently receives any remuneration. There is no annuity, profit sharing, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided or contributed to by the Company. No stock options are proposed to be paid in the future directly or indirectly by the Company to any officer or director as there is no such plan which presently exists.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31,1999 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of       Name and Addess         Amount of           Percent of
Class          of Beneficial Owner     Beneficial             Class
                                       Ownership

Common
Stock          Vincent van den Brink    1,000,000               100.0%
               3158 Redhill Avenue
               Suite 240
               Costa Mesa, Ca 92626

Common
Stock          Shares of all directors  1,000,000               100.0%
               and executive officers
               as a group (1 person)

Item 12.   Certain Relationships and Related Transactions.

In April, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Mr. van den Brink in exchange for the organizational services rendered to the company by him

In May, 1999, the Company entered into an Agreement and Plan of Reorganization with RiderNews.com, Inc. whereby the Company proposes to approve a 100-to-1 reverse split, reducing the number of its issued and outstanding shares to 10,000 and issuing 10,660,000 to the shareholders of Rider as well as reserving for issuance 2,000,000 shares of the Company's common stock for issuance upon the exercise of 2,000,000 warrants of Rider which will be converted to warrants for the Company's stock upon completion of the Agreement. The Company has filed a Registration Statement on Form S-4 which is not yet effective to register the shares to be issued under this agreement.

Item 13.  Exhibits and Reports on Form 8-K.

Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

Reports filed on Form 8-K.

There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1998.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2000                        THEINTERNETCORP.NET, INC.


                                      /s/ Vincent van den Brink
                                      Vincent van den Brink, President, CFO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 17, 2000                        /s/ Vincent van den Brink
                                      Vincent van den Brink, Sole Director

                      INDEPENDENT AUDITORS' REPORT

Board of Directors
TheInternetCorp.net, Inc.

I have audited the accompanying balance sheet of TheInternetCorp.net, Inc. (a development stage company), as of December 31, 1999, and the related statements of operations, stockholders? equity and cash flows for the period from inception (April 29, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheInternetCorp.net, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the period from inception (April 29, 1999 ) to December 31, 1999 in conformity with generally accepted accounting principles.

Kurt D. Saliger C.P.A. (Nevada State License No. 2335)
Las Vegas, Nevada
March 28, 2000

                     TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                              BALANCE SHEET
                        Dated December 31, 1999
        (For the Period of April 29, 1999 to December 31, 1999)

                                                  December 31, 1999
ASSETS

CURRENT ASSETS:

Cash                                              $          0
Accounts Receivable                               $          0
TOTAL CURRENT ASSETS                              $          0

ORGANIZATIONAL COSTS, NET                         $          0

TOTAL ASSETS                                      $          0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                  $          0
TOTAL CURRENT LIABILITIES                         $          0
LONG-TERM DEBT                                    $          0
STOCKHOLDERS' EQUITY:
common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at December 31, 1999,
1,000,000 shares                                  $      1,000
Stock Subscription Receivable                     $       (765)
Additional paid in Capital                        $          0
Deficit Accumulated During Development Stage      $       (235)

TOTAL STOCKHOLDERS' EQUITY                        $          0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $          0

See accompanying notes to financial statements & audit report

                    TheInternetCorp.net, Inc.
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
                      Dated December 31, 1999
       (For the Period of April 29, 1999 to December 31, 1999)

INCOME:

Revenue                                           $           0
TOTAL INCOME                                      $           0

EXPENSES:

General, and Administrative                       $         235
Amortization                                      $           0
Total Expenses                                    $         235
Net Profit/Loss(-) From Operations                $        (235)
Interest Income                                   $           0
INCOME (LOSS) BEFORE INCOME TAXES                 $        (235)
Provision for income tax                          $           0
NET INCOME (LOSS)                                 $        (235)
NET INCOME (LOSS)PER SHARE-BASIC AND DILUTED      $        0.00
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                           1,000,000

See accompanying notes to financial statements & audit report

                   TheInternetCorp.net, Inc.
                (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY
                  Dated December 31, 1999
    (For the Period of April 29, 1999 to December 31, 1999)

                          Common    Stock   Additional   (Deficit)
                          Shares    Amount  paid-in      Accumulatd
                                            Capital      During
                                                         Development
                                                         Stage

Issued for
cash and
organizational costs
April 29, 1999            1,000,000 $1,000  $   0

Stock Subscription
Receivable                          $ (765)

Net Income April 29
1999 (inception) to
December 31, 1999                                        $   (235)

Balance December 31
1999                      1,000,000 $  235   $   0       $   (235)

See accompanying notes to financial statements & audit report

                     TheInternetCorp.net, Inc.
                   (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
                       Dated December 31, 1999
      (For the Period of April 29, 1999 to December 31, 1999)

Cash Flows from Operating Activities:
Net Income                                        $      (235)
(Increase) Amortization                           $         0
Net Cash (Used) In Operating Activities           $      (235)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational
Costs                                             $         0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                 $       235

Net Increase in Cash                              $         0

Cash, April 29, 1999                              $         0

Cash, December 31, 1999                           $         0

See accompanying notes to financial statements & audit report

                      TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                        Dated December 31, 1999
      (For the Period of April 29, 1999 to December 31, 1999)

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY.

TheInternetCorp.net, Inc. was incorporated on April 29, 1999 under the laws of the State of Nevada. TheInternetCorp.net, Inc.
was organized to engage in any lawful activity.
TheInternetCorp.net, Inc. currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Accounting Method.

TheInternetCorp.net, Inc. records income and expenses on the accrual method.

Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Organizational Costs.

Organizational costs are stated at cost and have been expensed as incurred.

Income Taxes.

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, (SFAS #109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1999, TheInternetCorp.net, Inc. had no dilative common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended April
29, 1999 (inception) to December 31, 1999 due to the zero net income and no Nevada state Income tax in the state of TheInternetCorp.net, Inc. domicile.

NOTE 4- SHAREHOLDERS? EQUITY.

Common Stock.

The authorized common stock of TheInternetCorp.net, Inc. consists of 50,000,000 shares with a par value of $0.001 per share.

Preferred Stock.

The authorized Preferred Stock of TheInternetCorp.net, Inc.
consists of 10,000,000 shares with a par value of $0.001 per share.

NOTE 5 - MERGER AGREEMENT.

In May of 1999, RiderNews.com, Inc. entered into a merger agreement with TheInternetCorp.net, Inc. Pursuant to terms of the agreement, RiderNews.com, Inc.?s shareholders will be issued one share of TheInternetCorp.net, Inc.?s common stock in exchange for each share of their common stock in RiderNews.com, Inc.

NOTE 6 - RELATED PARTY TRANSACTIONS.

TheInternetCorp.net, Inc. neither owns nor leases any real or personal property. Office services are provided without charge by the sole director of this company. Such costs are immaterial to the financial statements and accordingly have not been reflected therein. The sole director of TheInternetCorp.net, Inc. is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between TheInternetCorp.net, Inc. and the other business interests. TheInternetCorp.net, Inc. has not formulated a policy for the resolution of such conflicts.