Form 10QSB/A
period 2000-03-31
THEINTERNETCORP NET INC
filed 2000-06-05
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB/A


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                  COMMISSION FILE NUMBER: 000-26051


                         TheInternetCorp.net, Inc.
          (Exact name of registrant as specified in its charter)

          Nevada                                     88-0424430
(State or jurisdiction of incorporation           I.R.S. Employer
           or organization                     Identification No.)

101 Colombard Court, Ponte Vedra, Florida                    32082
 (Address of principal executive offices)                (Zip Code)

            Registrant's telephone number:  (904) 285-7738

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

As of March 31, 2000, the Registrant had 1,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                      TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                           BALANCE SHEET
                        March 31, 2000
                           (Unaudited)

                                                  Three Months Ended
                                                    March 31, 2000

ASSETS
CURRENT ASSETS:
Cash                                                      $0
Accounts Receivable                                       $0
TOTAL CURRENT ASSETS                                      $0
ORGANIZATIONAL COSTS, NET                                 $0
TOTAL ASSETS                                              $0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                      $1,100
TOTAL CURRENT LIABILITIES                             $1,100
LONG-TERM DEBT                                            $0
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at August 31, 1999,
1,000,000 shares                                      $1,000
Stock Subscription Receivable                          $(765)
Additional paid in Capital                                $0
Deficit Accumulated During Development Stage            $(235)
TOTAL STOCKHOLDERS' EQUITY                            $(1,100)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $0

See accompanying notes to interim financial statements

                    TheInternetCorp.net, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
             Three Months Ended on March 31, 2000
                           (Unaudited)

                                                   Three Months Ended
                                                      March 31, 2000

INCOME:

Revenue                                                     $0
TOTAL INCOME                                                $0

EXPENSES:
General, and Administrative                                 $0
Amortization                                                $0
Total Expenses                                              $0
Net Profit/Loss(-) From Operations                          $0
Interest Income                                             $0
INCOME (LOSS) BEFORE INCOME TAXES                           $0
Provision for income tax                                    $0
NET INCOME (LOSS)                                           $0
NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED            $0.00
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING     1,000,000

See accompanying notes to interim financial statements

                      TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
   Three Months and Period From Inception Ended on March 31,
2000
                           (Unaudited)

                                 Three Months            Period From
                                    Ended             Inception Through
                                March 31, 2000         March 31, 2000

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

2.  STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of TheInternetCorp.net, Inc.
consists of 50,000,000 shares with a par value of $0.001 per share. As of March 31, 2000 TheInternetCorp.net, Inc. had
1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of TheInternetCorp.net, Inc.
consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES.

There is no provision for income taxes for the period ended
April 29, 1999 (inception) to March 31, 2000 due to the zero net income and no Nevada state Income tax in the state of TheInternetCorp.net, Inc.'s domicile.

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

Liquidity and Capital Resources.

During the three month period ended March 31, 2000, TheInternetCorp.net, Inc. continued its status as a development company. TheInternetCorp.net, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. TheInternetCorp.net, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation

Capital Expenditures.

No material capital expenditures were made during the quarter ended on March 31, 2000.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On May 17, 2000, Mr. Vincent van den Brink sold his 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Ms. Karen Bohringer. Ms. Bohringer was appointed as Director, President and Secretary of the corporation and Mr. van den Brink resigned.

Ms. Bohringer is the President and a Director of RiderNews.com, Inc., a company being acquired under an Agreement and Plan of Reorganization with the company.

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

                                    TheInternetCorp.net, Inc.



Dated: May 31, 2000                 By: /s/ Karen Bohringer
                                    Karen Bohringer, President

                             EXHIBIT INDEX

Exhibit
  No.                          Description
2        Agreement and Plan of Reorganization (incorporated by
         reference to Exhibit 2 to the Form S-4/A filed on
         October 27,          1999)

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-
         SB/A filed on May 28, 1999)

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB/A filed on May 28, 1999)

27       Financial Data Schedule (see below).

[TYPE]EX-27
[DESCRIPTION]FINANCIAL DATA SCHEDULE



[ARTICLE]5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE COMPANY'S INTERIM UNAUDITED FINANCIAL STATEMENTS AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS.
[/LEGEND]
[MULTIPLIER]1

[PERIOD-TYPE]                                       3-MOS
[FISCAL-YEAR-END]                                   DEC-31-1999
[PERIOD-START]                                      APR-29-1999
[PERIOD-END]                                        MAR-31-2000
[CASH]                                              0
[SECURITIES]                                        0
[RECEIVABLES]                                       0
[ALLOWANCES]                                        0
[INVENTORY]                                         0
[CURRENT-ASSETS]                                    0
[PP&E]                                              0
[DEPRECIATION]                                      0
[TOTAL-ASSETS]                                      0
[CURRENT-LIABILITIES]                               1,100
[BONDS]                                             0
[PREFERRED-MANDATORY]                               0
[PREFERRED]                                         0
[COMMON]                                            1,000
[OTHER-SE]                                          0
[TOTAL-LIABILITY-AND-EQUITY]                        0
[SALES]                                             0
[TOTAL-REVENUES]                                    0
[CGS]                                               0
[TOTAL-COSTS]                                       0
[OTHER-EXPENSES]                                    0
[LOSS-PROVISION]                                    0
[INTEREST-EXPENSE]                                  0
[INCOME-PRETAX]                                     0
[INCOME-TAX]                                        0
[INCOME-CONTINUING]                                 0
[DISCONTINUED]                                      0
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
[NET-INCOME]                                        0
[EPS-BASIC]                                      (.00)
[EPS-DILUTED]                                    (.00)


