Form 10QSB
period 2000-06-30
THEINTERNETCORP NET INC
filed 2000-09-12
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000
                             OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


               COMMISSION FILE NUMBER: 000-26051

                    TheInternetCorp.net, Inc.
     (Exact name of registrant as specified in its charter)

               Nevada                            88-0424430
(State or jurisdiction of incorporation)      (I.R.S. Employer
                                               ID. No.)

3700 Susan St., Suite 200, Santa Ana, CA            92704
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number: (949) 770-2578; Fax: 603-375-6582


   Securities registered pursuant to Section 12(b) of the Act:

                              None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                         -----

As of June 30, 2000, the Registrant had 12,060,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No    X
                ------






























PART I.

ITEM 1.   FINANCIAL STATEMENTS.

[CAPTION]
                    TheInternetCorp.net, Inc.
                 (A Development Stage Company)
                        BALANCE SHEET
                        June 30, 2000
                         (Unaudited)




                      Three Months Ended
                                        June 30, 2000

ASSETS
CURRENT ASSETS:
Cash                                            $  3,588
Accounts Receivable                             $    667
Stock  $ 50,000
TOTAL CURRENT ASSETS                            $ 54,255
ORGANIZATIONAL COSTS, NET                       $      0
TOTAL ASSETS                                    $ 54,255

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                $   2,450
TOTAL CURRENT LIABILITIES                       $   2,450
LONG-TERM DEBT                                  $       0

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at June 30, 2000
12,060,000 shares                               $  12,060
Stock Subscription Receivable                   $    (765)
Additional paid in Capital                      $  37,157
Deficit Accumulated During Development Stage    $   3,353
TOTAL STOCKHOLDERS' EQUITY                      $  51,805

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  54,255

     See accompanying notes to interim financial statements





                                TheInternetCorp.net, Inc.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS
                           Three Months Ended on June 30, 2000
                                      (Unaudited)

                                                                       From Inception
                                                  Three Months Ended   4/29/99 to
                                                  June 30, 2000        June 30, 2000
                                                  ------------------   --------------
INCOME:

Revenue                                                   $6,662           $6,662
TOTAL INCOME                                              $6,662           $6,662

EXPENSES:
General, and Administrative                               $3,074           $3,309

Amortization                                              $    0           $    0
Total Expenses                                            $3,074           $3,309
Net Profit/Loss(-) From Operations                        $3,588           $3,353
Interest Income                                           $    0           $    0
INCOME (LOSS) BEFORE INCOME TAXES                         $3,588           $3,353
Provision for income tax                                  $    0           $    0
NET INCOME (LOSS)                                         $3,588           $3,353
NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED             $    0.00        $    0.00

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING     12,060,000       12,060,000

                   See accompanying notes to interim financial statements

                                TheInternetCorp.net, Inc.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
              Three Months and Period From Inception Ended on June 30, 2000
                                      (Unaudited)


                                             Three Months            Period From
                                             Ended                   Inception 4/29/1999
                                             June 30, 2000           Through June 30, 2000
                                             -------------           ---------------------
Cash Flows from Operating Activities:
Net Income                                      $ 3,588                     $ 3,588
(Increase) Amortization                               0                           0
Net Cash (Used) In Operating
Activities                                      $ 3,588                     $ 3,353

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational
Costs                                                 0                     $     0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for Cash                     0                     $   235

Net Increase in Cash                             $3,588                     $ 3,588
Cash, Beginning of Period                        $    0                     $     0

Cash, End of Period                              $3,588                     $ 3,588

                  See accompanying notes to interim financial statements

[CAPTION]
                       TheInternetCorp.net, Inc.
                    (A Development Stage Company)
                     NOTES TO INTERIM CONSOLIDATED
                        FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation.

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development Stage Company.

TheInternetCorp.net, Inc. is a new enterprise in the development stage as defined by Statement No.7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. TheInternetCorp.net, Inc. intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of TheInternetCorp.net, Inc. will have virtually unlimited discretion in determining the business activities in which TheInternetCorp.net, Inc. might engage.

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

2.  STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of TheInternetCorp.net, Inc.
consists of 50,000,000 shares with a par value of $0.001 per share. As of June 30, 2000 TheInternetCorp.net, Inc. had
12,060,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of TheInternetCorp.net, Inc.
consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES.

There is no provision for income taxes for the period ended
April 29, 1999 (inception) to June 30, 2000 due to the zero net income and no Nevada state Income tax in the state of TheInternetCorp.net, Inc.'s domicile.

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

TheInternetCorp.net, Inc. will need to raise additional capital in order to continue its operations. Such financing will probably take the form of a combination of debt and equity financing.
However, there is no guarantee that such financing will be available at all or on such terms as will be acceptable to TheInternetCorp.net, Inc..

Currently, TheInternetCorp.net, Inc. does not plan to make significant equipment purchases in the next 12 months in order to implement its plan of operation. Also, it does not plan over such period to significantly change the number of employees.

Liquidity and Capital Resources.

During the three month period ended June 30, 2000, TheInternetCorp.net, Inc. continued its status as a development company. TheInternetCorp.net, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. TheInternetCorp.net, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation

Capital Expenditures.

No material capital expenditures were made during the quarter ended on June 30, 2000.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

See Item 6 below.

ITEM 5.  OTHER INFORMATION.

On May 17, 2000, Mr. Vincent van den Brink sold his 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Ms. Karen Bohringer. Ms. Bohringer was appointed as Director, President and Secretary of the corporation and Mr. van den Brink resigned. Ms. Bohringer is the President and a Director of RiderNews.com, Inc., a company being acquired under an Agreement and Plan of Reorganization, dated June 26, 2000, with the company.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. Two reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB. The first form 8-K was filed on June 5, 2000 to report the change in ownership as stated in Item 5 above. The second 8-K, filed on July 7, 2000, reported completion of the Agreement and Plan of Reorganization of June 26, 2000, with RiderNews.com, Inc. We completed our acquisition of 100% of the issued and outstanding common shares of RiderNews.com, Inc., a private Florida company, in exchange for 11,060,000 shares of the company. We plan to merge RiderNews into us in the future. At the present time, RiderNews is operating as a wholly-owned subsidiary. The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of TICN and RiderNews on June 26, 2000. The unanimous approval of the shareholders of RiderNews was obtained under applicable Florida state corporate law. Prior to the exchange, TICN had 1,000,000 shares of common stock, par value $.001, issued and outstanding and no shares of preferred stock outstanding. Immediately subsequent to the stock exchange, TICN had 12,060,000 shares of common stock outstanding. By virtue of the exchange, TICN acquired 100% of the issued and outstanding common stock of RiderNews, which will be operated as a wholly owned subsidiary.

(b)  Exhibits included or incorporated by reference herein: See
     Exhibit Index

[CAPTION]
                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TheInternetCorp.net, Inc.


Dated: August 25, 2000         By:    Karen Bohringer
                                  --------------------------
                                  Karen Bohringer, President



                          EXHIBIT INDEX

Exhibit No.                Description

2        Agreement and Plan of Reorganization (incorporated by
         reference to Exhibit 2 to the Form 8-K filed on July 7,
         2000)

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-
         SB/A filed May 28, 1999)

3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the
         Registration Statement on Form 10-SB/A filed May 28,
         1999)

27       Financial Data Schedule.


[CAPTION]
EXHIBIT 27
Financial Data Schedule

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE]5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE COMPANY'S INTERIM UNAUDITED FINANCIAL STATEMENTS AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS.

[MULTIPLIER]1
[PERIOD-TYPE]                                       6-MOS
[FISCAL-YEAR-END]                                   DEC-31-1999
[PERIOD-START]                                      APR-29-1999
[PERIOD-END]                                        JUN-30-2000
[CASH]                                              3,588
[SECURITIES]                                        50,000
[RECEIVABLES]                                       667
[ALLOWANCES]                                        0
[INVENTORY]                                         0
[CURRENT-ASSETS]                                    54,255
[PP&E]                                              0
[DEPRECIATION]                                      0
[TOTAL-ASSETS]                                      54,255
[CURRENT-LIABILITIES]                               2,450
[BONDS]                                             0
[PREFERRED-MANDATORY]                               0
[PREFERRED]                                         0
[COMMON]                                            107,600
[OTHER-SE]                                          0
[TOTAL-LIABILITY-AND-EQUITY]                        54,255
[SALES]                                             0
[TOTAL-REVENUES]                                    0
[CGS]                                               0
[TOTAL-COSTS]                                       0
[OTHER-EXPENSES]                                    0
[LOSS-PROVISION]                                    0
[INTEREST-EXPENSE]                                  0
[INCOME-PRETAX]                                     0
[INCOME-TAX]                                        0
[INCOME-CONTINUING]                                 0
[DISCONTINUED]                                      0
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
[NET-INCOME]                                        0
[EPS-BASIC]                                      (.00)
[EPS-DILUTED]                                    (.00)