Form 10QSB
period 2000-09-30
THEINTERNETCORP NET INC
filed 2000-11-20
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
______________


                    COMMISSION FILE NUMBER: 000-26051


                          TheInternetCorp.net, Inc.
          (Exact name of registrant as specified in its charter)

          Nevada                                          88-0424430
(State or jurisdiction of incorporation                I.R.S. Employer
 or organization                                       Identification No.)

3700 Susan St., Ste. 200, Santa Ana, CA                   92704
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

As of September 30, 2000, the Registrant had 12,160,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No   ___X___.

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                         TheInternetCorp.net, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET
                            September 30, 2000
                               (Unaudited)


                                                       Three Months Ended
                                                       September 30, 2000
                                                       ------------------
ASSETS
CURRENT ASSETS:
Cash                                                      $  1,907
Accounts Receivable                                       $    667
Other Investments                                         $ 50,000
TOTAL CURRENT ASSETS                                      $ 52,574
ORGANIZATIONAL COSTS, NET                                 $      0
TOTAL ASSETS                                              $ 52,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                          $   2,450
TOTAL CURRENT LIABILITIES                                 $   2,450
LONG-TERM DEBT                                            $       0

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at September 30, 2000
12,160,000 shares                                         $  12,160
Stock Subscription Receivable                             $    (765)
Additional paid in Capital                                $  37,057
Earnings Accumulated During Development Stage             $   1,672
TOTAL STOCKHOLDERS' EQUITY                                $  50,124

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  52,574

           See accompanying notes to interim financial statements






                                        TheInternetCorp.net, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF OPERATIONS
                                Three Months Ended on September 30, 2000
                                                (Unaudited)
                                                                           From Inception
                                                       Three Months Ended  4/29/99 to
                                                       September 30, 2000  September 30, 2000
                                                       ------------------  ------------------
INCOME:
Revenue                                                   $          0          $         6,662
TOTAL INCOME                                              $          0          $         6,662

EXPENSES:
General, and Administrative                               $      1,692          $         5,001
Amortization                                              $          0          $             0
Total Expenses                                            $      1,692          $         5,001
Net Profit/Loss(-) From Operations                        $      1,692          $         1,661
Interest Income                                           $         11          $            11
INCOME (LOSS) BEFORE INCOME TAXES                         $     (1,681)         $         1,672
Provision for income tax                                  $          0          $             0
NET INCOME (LOSS)                                         $     (1,681)         $         1,672
NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED             $          0.00       $             0.00
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING        12,160,000               12,160,000

                         See accompanying notes to interim financial statements









                                        TheInternetCorp.net, Inc.
                                     (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                               Three Months and Period From Inception
                                     Ended on September 30, 2000
                                             (Unaudited)

                                                  Three Months        Period From
                                                  Ended               Inception 4/29/1999
                                                  Through             September 30, 2000
                                                  September 30, 2000
                                                  ------------------  -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:                                $         (1,681)        $    1,672
Decrease (Accts Payable)                                    (5,000)            (5,000)
Net Cash (Used) In Operating
Activities                                        $         (6,681)        $   (3,328)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                                             $              0         $        0

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                                              $         5,000          $    5,235

Net Increase in Cash                              $        (1,681)         $    1,907
Cash, Beginning of Period                         $         3,588          $        0

Cash, End of Period                               $         1,907          $    1,907

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

2.  STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of TheInternetCorp.net, Inc. consists of 50,000,000 shares with a par value of $0.001 per share. As of September 30, 2000 TheInternetCorp.net, Inc. had 12,160,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of TheInternetCorp.net, Inc. consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES.

There is no provision for income taxes for the period ended April 29, 1999 (inception) to September 30, 2000 due to the zero net income and no Nevada state Income tax in the state of TheInternetCorp.net, Inc.'s domicile.

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

TheInternetCorp.net, Inc. will need to raise additional capital in order to continue its operations. Such financing will probably take the form of a
combination of debt and equity financing.   However, there is no guarantee that
such financing will be available at all or on such terms as will be acceptable to TheInternetCorp.net, Inc.

Currently, TheInternetCorp.net, Inc. does not plan to make significant equipment purchases in the next 12 months in order to implement its plan of operation. Also, it does not plan over such period to significantly change the number of employees.

Liquidity and Capital Resources.

During the three month period ended September 30, 2000, TheInternetCorp.net, Inc. continued its status as a development company. TheInternetCorp.net, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. TheInternetCorp.net, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation

Capital Expenditures.

No material capital expenditures were made during the quarter ended on September 30, 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 7, 2000, we sold 100,000 restricted shares to Villa Nova Management Co., Inc. for services. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Sections 4(2) as a private transaction not involving a public distribution.

         In connection with this private transaction of our securities listed above, we believe that the purchaser (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for its own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws,
(iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirer did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K.  None
(b) Exhibits included or incorporated by reference herein: See  Exhibit Index

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TheInternetCorp.net, Inc.



Dated: November 7, 2000            By:/s/ Karen Bohringer
                                   --------------------------
                                   Karen Bohringer, President

[CAPTION]

                             EXHIBIT INDEX

Exhibit
  No.                        Description
--------            -----------------------------------
27                  Financial Data Schedule (see below).


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE]5
[MULTIPLIER]1
[PERIOD-TYPE]                                       3-MOS
[FISCAL-YEAR-END]                                   DEC-31-2000
[PERIOD-START]                                      JUL-01-2000
[PERIOD-END]                                        SEP-30-2000
[CASH]                                              1,907
[SECURITIES]                                        50,000
[RECEIVABLES]                                       667
[ALLOWANCES]                                        0
[INVENTORY]                                         0
[CURRENT-ASSETS]                                    52,574
[PP&E]                                              0
[DEPRECIATION]                                      0
[TOTAL-ASSETS]                                      52,574
[CURRENT-LIABILITIES]                               2,450
[BONDS]                                             0
[PREFERRED-MANDATORY]                               0
[PREFERRED]                                         0
[COMMON]                                            12,160
[OTHER-SE]                                          0
[TOTAL-LIABILITY-AND-EQUITY]                        52,574
[SALES]                                             0
[TOTAL-REVENUES]                                    0
[CGS]                                               0
[TOTAL-COSTS]                                       0
[OTHER-EXPENSES]                                    0
[LOSS-PROVISION]                                    0
[INTEREST-EXPENSE]                                  0
[INCOME-PRETAX]                                     0
[INCOME-TAX]                                        0
[INCOME-CONTINUING]                                 0
[DISCONTINUED]                                      0
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
[NET-INCOME]                                        0
[EPS-BASIC]                                      (.00)
[EPS-DILUTED]                                    (.00)