Form 10-K
period 2001-03-31
THEINTERNETCORP NET INC
filed 2001-05-21
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                        COMMISSION FILE NUMBER: 000-26051

                           TheInternetCorp.net, Inc.
             (Exact name of registrant as specified in its charter)

               Nevada                                       88-0424430
(State or jurisdiction of incorporation                 (I.R.S. Employer or
organization)                                            Identification No.)


              3700 Susan St., Suite 200, Santa Ana, California      92704
                  (Address of principal executive offices)        (Zip Code)

                  Registrant's telephone number:  (949) 770-2578

         Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90
days.  Yes    X       No
           -------        --------
Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: $6,275.00

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2000 were 12,910,000. The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2000 was 0. The Company's common is not traded on any exchange or other trading medium.

                    DOCUMENTS INCORPORATED BY REFERENCE: None.

As of December 31, 2000, the Registrant had 12,910,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ---     ---
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

In May, 1999, the Company entered into an Agreement and Plan of Reorganization to acquire RiderNews.com, Inc. ("Rider"), a Florida corporation formerly known as Cycle-Parts.com, Inc. This agreement provided for the Company to issue and register 10,660,000 shares of its common stock (post-split) to the shareholders of Rider and reserve for issuance and register 2,000,000 shares of its common stock for issuance upon exercise of Rider's outstanding warrants, which will be converted into warrants to purchase the Company's common stock, upon the same terms and conditions of the outstanding Rider warrants. The Company has filed its Registration Statement on Form S-4 to register the stock issuance described above. The Registration Statement has not been declared effective and the Company has voluntarily withdrawn the S-4.

The Company has terminated that previous agreement and on June 26, 2000 enter into the Exchange Agreement and Plan of Reorganization with RiderNews.com, Inc. This agreement provided for the Company to issue 11,060,000 shares of its common stock to the shareholders of Rider and reserve 500,000 shares of its common stock for issuance upon exercise of Rider's outstanding warrant which will be converted into a warrant to purchase the Company's common stock, upon the same terms and conditions of the outstanding Rider warrant.

History of RiderNews.com, Inc.

Rider was incorporated in the State of Florida on March 16, 1999 under the name of Cycle-Parts.com, Inc. to acquire the website and business called "cycle-parts.com", which sold motorcycle parts over the internet. When the assets could not be transferred into the corporation, the management, with shareholder approval, changed the name of the corporation to RiderNews.com, Inc. and started the development of their website, ridernews.com. Rider is a development stage company engaged in the development and marketing of an online motorcycle and racing sports magazine (called an "ezine") on the Internet at its website RiderNews.com.

On June 22, 2000, RiderNews agreed to convert the $50,000 promissory note issued by OTC Dreamwerks to the company into 100,000 shares of OTC Dreamwerks common stock. On June 27, 2000, TheInternetCorp.net completed its merger with RiderNews for 100% of its shares. On November 17, 2000 TheInternetCorp.net decided to terminate all of RiderNews activities, distribute the 100,000 shares of OTC Dreamwerks to its shareholders as a dividend and dissolve the RiderNews.com, Inc. corporation in Florida.

Item 2.     Description of Property.

None.

Item 3.      Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

In June, 2000, the Company submitted the merger with RiderNews.com, Inc. to a vote of the shareholders, which was approved.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 12,910,000 common shares of the Company outstanding at December 31, 2000.

(b) Holders of Common Equity.

As of December 31, 2000, there were 16 shareholders of record of the Company's common stock.

(c)  Dividends.

On November 17, 2000 TheInternetCorp.net decided to terminate all of RiderNews activities, distribute the 100,000 shares of OTC Dreamwerks to its shareholders as a dividend and dissolve the RiderNews.com, Inc. corporation in Florida.

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

On June 22, 2000, RiderNews agreed to convert the $50,000 promissory note issued by OTC Dreamwerks to the company into 100,000 shares of OTC Dreamwerks common stock. On June 26, 2000, TheInternetCorp.net completed its merger with RiderNews for 100% of its shares. On November 17, 2000 TheInternetCorp.net decided to terminate all of RiderNews activities, distribute the 100,000 shares of OTC Dreamwerks to its shareholders as a dividend and dissolve the RiderNews.net, Inc. corporation in Florida.

The Company has no present intentions of making significant purchases of equipment in the next twelve months.

Liquidity and Capital Resources.

For the year ended December 31, 2000, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

No material capital expenditures were made during the year ended December 31, 2000.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate,""intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

Item 7. Financial Statements.

                           INDEPENDENT AUDITORS' REPORT

Board of Directors
TheInternetCorp.net, Inc.
Santa Ana, California 92704

I have audited the accompanying balance sheet of TheInternetCorp.net, Inc. (a development stage company), as of March 31, 2001, December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from inception (April 29, 1999) to March 31, 2001. These financial statements are the responsibility of company management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheInternetCorp.net, Inc. as of March 31, 2001, December 31, 2000 and the results of its operations and its cash flows for the period from inception (April 29, 1999 ) to March 31, 2001 in conformity with generally accepted accounting principles.

Kurt D. Saliger
-------------------
Kurt D. Saliger, C.P.A. (Nevada State License No. 2335)
Las Vegas, Nevada
May 7, 2001

                                        TheInternetCorp.net, Inc.
                                      (A Development Stage Company)
                                              BALANCE SHEET
                                    March 31, 2001, December 31, 2000
                                          March 31, 2001      Dec. 31, 2000         Dec. 31, 1999
ASSETS                                    --------------      -------------         -------------
CURRENT ASSETS:
Cash                                        $   1419            $  1418              $      0
Accounts Receivable                                                                  $      0
TOTAL CURRENT ASSETS                                                                 $      0
                                                                                    -------------
ORGANIZATIONAL COSTS, NET                                                            $      0
TOTAL ASSETS                                $   1419            $  1418              $      0
                                          ==============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                                     $      0
TOTAL CURRENT LIABILITIES                                                            $      0
LONG-TERM DEBT                                                                       $      0
TOTAL LIABILITIES                           $      0            $      0             $      0
STOCKHOLDERS' EQUITY:Common stock,
 $.001 par value authorized 50,000,000
 shares issued and outstanding at
 December 31, 1999, 1,000,000 shares                                                 $  1,000
December 31, 2000, 12,910,000 shares                            $ 12,910
March 31, 2001, 13,160,000 shares           $ 13,160
Stock Subscription Receivable                                                        $   (765)
Additional paid in Capital                  $229,998            $230,250             $      0
Deficit Accumulated During
 Development Stage                          (244,577)           (244,578)               $(235)
ASSETS                                    --------------      -------------         -------------
TOTAL STOCKHOLDERS' EQUITY                  $  1,419            $  1,418             $      0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   1419            $  1,418             $      0

                       See accompanying notes to financial statements & audit report

                                        TheInternetCorp.net, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF OPERATIONS

                                                                Inception( April   Inception (April
                                                                29, 1999)          29, 1999)
                                   March 31,   December 31,     December 31,       March 31,
                                    2001          2000          2001               2000
                                   ---------   ------------     ----------------   ----------------
INCOME:
Revenue                            $      0     $   6,275         $         0       $    6,275
TOTAL INCOME                       $      0     $   6,275         $         0       $    6,275
EXPENSES:                                         254,857         $       235       $  255,108
Amortization                                                      $         0
Total Expenses                           16       254,857         $       235       $  255,108
Net Profit/Loss(-) From Operations $    (16)     (247,163)        $      (235)      $ (247,414)
Interest Income                          17     $   2,585         $         0       $    2,602
INCOME (LOSS) BEFORE INCOME TAXES  $      1     $(244,578)        $      (235)      $ (244,812)
Provision for income tax           $      0     $       0         $         0       $        0
NET INCOME (LOSS)                  $      1     $(244,578)        $      (235)      $ (244,812)
                                   =========    ==========       ================   ================
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED        $   0.00     $   (0.02)        $      0.00       $    (0.02)
AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING        13,160,000    12,910,000           1,000,000       13,160,000



                       See accompanying notes to financial statements & audit report





                                        TheInternetCorp.net, Inc.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                     March 31, 2001, December 31, 2000
                                                                                (Deficit)
                                                 Common   Stock    Additional    Accumulated
                                                 Shares   Amount   paid-in       During
                                                 ------   ------   capital       Development
                                                                   ----------    Stage
                                                                                 ------------
Issued for cash and organizational costs
April 29, 1999                                1,000,000   $1,000     $      0
Stock Subscription Receivable                             $ (765)
Net Income April 29, 1999 (inception)
 to December 31, 1999                                                               $    (235)
Balance December 31, 1999                     1,000,000   $   235    $      0       $    (235)
Stock issued on RiderNews Merger              =========   =======    =========    ============
 June 27, 2000                               11,060,000   $11,060
Stock issued for services, Sept. 7, 2000        100,000       100
Stock issued for services, Dec. 6, 2000         750,000       750
Net Income (Loss) to December 31, 2000                                              $(244,578)
Balance December 31, 2000                    12,910,000   $12,910    $230,250       $(244,813)
                                             ==========   =======    =========    ============
Stock issued for services, March 21, 2001       250,000   $   250
Net Income (Loss) to March 31, 2001                                                         1
Balance March 31, 2001                       13,160,000   $13,060    $229,998       $(244,812)

                       See accompanying notes to financial statements & audit report



                                        TheInternetCorp.net, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                                    March 31, 2001, December 31, 2000

                                                                      From Inception   From Inception
                                                                      April 29, 1999   April 29, 1999
                                            March 31,   December 31,  December 31      March 31,
                                              2001        2000        1999             2001
                                            ---------   ------------  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                            $   17      $   6,275      $   (235)       $     6,057
Depreciation and Amortization                                           $      0

Net Cash (Used) In Operating Activities      $  (16)     $(254,857)     $   (235)       $  (255,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs                                        $    235        $       235
 Purchase of Note Receivable                             $ (50,000)     $(50,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                        $ 300,000      $    235        $   300,235
Net Increase (Decrease) in Cash              $    1      $ (16,997)     $      0        $      1419
Cash, Beginning Period                       $ 1418      $  18,415      $      0        $         0
Cash, Ending Period                          $ 1419      $    1418      $      0        $      1419

                       See accompanying notes to financial statements & audit report







TheInternetCorp.net, Inc.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001, December 31, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY.

TheInternetCorp.net, Inc. was incorporated on April 29, 1999 under the laws of the State of Nevada. TheInternetCorp.net, Inc. was organized to engage in any lawful activity. TheInternetCorp.net, Inc. currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

On June 22, 2000, RiderNews agreed to convert the $50,000 promissory note issued by OTC Dreamwerks to the company into 100,000 shares of OTC Dreamwerks common stock. On June 27, 2000, TheInternetCorp.net completed its merger with RiderNews for 100% of its shares. On November 17, 2000 TheInternetCorp.net decided to terminate all of RiderNews activities, distribute the 100,000 shares of OTC Dreamwerks to its shareholders as a dividend and dissolve the RiderNews.net, Inc. corporation in Florida.

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

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2000, TheInternetCorp.net, Inc. had no dilutive common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended April 29, 1999 (inception) to December 31, 2000 due to the zero net income and no Nevada state Income tax in the state of TheInternetCorp.net, Inc.'s domicile.NOTE 4-SHAREHOLDERS' EQUITY.

Common Stock.

The authorized common stock of TheInternetCorp.net, Inc. consists of 50,000,000 shares with a par value of $0.001 per share.

Preferred Stock.

The authorized Preferred Stock of TheInternetCorp.net, Inc. consists of 10,000,000 shares with a par value of $0.001 per share.

NOTE 5 - MERGER AGREEMENT.

In May of 1999, RiderNews.com, Inc. entered into a merger agreement with TheInternetCorp.net, Inc. Pursuant to terms of the agreement, RiderNews.com, Inc.'s shareholders would be issued one share of TheInternetCorp.net, Inc.'s common stock in exchange for each share of their common stock in RiderNews.com, Inc. This merger was completed on June 27, 2000.

NOTE 6 - RELATED PARTY TRANSACTIONS.

TheInternetCorp.net, Inc. neither owns nor leases any real or personal property. Office services are provided without charge by one of the directors of this company. Such costs are immaterial to the financial statements and accordingly have not been reflected therein. The two directors of TheInternetCorp.net, Inc. are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between TheInternetCorp.net, Inc. and the other business interests. TheInternetCorp.net, Inc. has not formulated a policy for the resolution of such conflicts.

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

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                     Position               Term(s) of Office
--------------------     -------------------    -----------------
Karen Bohringer          President, Director     May 17, 2000 to
                                                 April 18, 2001

Vincent van den Brink    Secretary, Director     April, 29, 1999 to
                                                 April 18, 2001

Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Karen Bohringer, President/Director

Ms. Bohringer, age 39, will serve as a Director of TheInternetCorp.net, Inc. and RiderNews.com, Inc. From 1990 to present, she has been the owner of Bohringer & Associates, a computer training company in Queensland, Australia. In 1983 Ms. Bohringer moved to the United States to undertake computer programming studies. In 1986 she received a Certificate with Honors from Harvard University, Boston, MA in Advanced Cobol Programming and a Diploma in 1985 from the American Institute of Computer Programming in Atlanta, GA. Upon returning to Australia, Ms. Bohringer lectured on programming languages at Hales Private College, Melbourne, for 18 months. From 1987 to 1989, she was employed as the Australian Training Manager for MAI Basic Four, an American computer hardware/software company, and traveled extensive completing software installations and staff training. In 1990, Ms. Bohringer formed Bohringer & Associates, to do contract computer training for such companies as the Australian Securities Commission, Australian Wool Corporation, B.H.P., Shell Oil, the Supreme Court, the Premiers Department, Director of Public Prosecutions, Department of Health, and the Department of Housing. Ms. Bohringer has lectured as the Royal Melbourne Institute of Technology on Pascal Programming.

Vincent van den Brink, Secretary, Director

Vincent van den Brink, age 57, Secretary, Director. Mr. van den Brink, age 58, has been President, Secretary and Director of the Issuer since April 29, 1999. Since October 1997 to present, he has been a Financial Consultant with Airway Capital, Costa Mesa, California, providing asset based lending, factoring, equipment leasing, and export financing for various businesses. From June 1985 until May 1997, he was a Business Consultant writing business plans and business development plans for companies across the country. Since 1978 to present, in addition to working for the above companies, he has been operating an export business providing export consulting, exporting products and sourcing products for international clients. He holds degrees in automotive engineering, business administration, and small business management. He is fluent in English, Dutch, German and Afrikaans.

Section 16(a) Compliance.

During the year ended December 31, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                            Position           Filed Reports
--------------------        -------------------    -----------------
Karen Bohringer               1,000,000                Yes
Goldenvale (1)                5,250,000                Yes
Investment
Holdings, Ltd.


Vincent van den Brink           100,000                Yes
All Executive Officers        6,350,000
and Directors & Affiliates
As a group (3 persons)


1. The address for each of these shareholders is c/o TheInternetCorp.net, Inc. Each person has sole voting and dispositive power with respect to all outstanding shares. Karen Bohringer, along with other family members, is a beneficiary of the Goldenvale Investment Holdings, Ltd., Suite 1A,Hirzel Court, Hirzel Street, St. Peter Port, Guernsey GY1 2NN, Channel Islands.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2000 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                             NUMBER OF SHARES
BENEFICIAL OWNER             BENEFICIALLY OWNED              PERCENTAGE
-------------------          ------------------              ------------
Karen Bohringer                   1,000,000                       8.29%
Goldenvale (1)                    5,250,000                      43.53%
Investment
Holdings, Ltd.

Vincent van den Brink               100,000                        .83%

All Executive Officers            6,350,000                      52.65%
and Directors & Affiliates
As a group (3 persons)


1. The address for each of these shareholders is c/o TheInternetCorp.net, Inc. Each person has sole voting and dispositive power with respect to all outstanding shares. Karen Bohringer, along with other family members, is a beneficiary of the Goldenvale Investment Holdings, Ltd., Suite 1A,Hirzel Court, Hirzel Street, St. Peter Port,
Guernsey GY1 2NN, Channel Islands.

Item 12.   Certain Relationships and Related Transactions.

In April, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Mr. van den Brink in exchange for the organizational services rendered to the company by him.

On June 26, 2000, we completed our acquisition of 100% of the issued and outstanding common shares of RiderNews.com, Inc., a private Florida company, in exchange for 11,060,000 shares of us. RiderNews operated as our wholly-owned subsidiary. Prior to the exchange, TICN had 1,000,000 shares of common stock, par value $.001, issued and outstanding and no shares of preferred stock outstanding. Immediately subsequent to the stock exchange, TICN had 12,060,000 shares of common stock outstanding.

     On May 18, 2001, Ms. Karen Bohringer and Mr. Vincent van den Brink resigned as officers and directors subsequent to the completion of the merger with Bear Aerospace, Inc., a private North Dakota corporation. The new Board of Directors consists of Mr. Skip James Holm, President and Chairman of the Board, Mr. David J. Fawcett, Secretary, Treasurer, Director and Mr. Paul Spitzer, Director.

Item 13.  Exhibits and Reports on Form 8-K.

(1) Reports filed on Form 8-K.

There were two Reports filed on Form 8-K during the Company's fiscal year ended
December 31, 2000.   A Form 8-K was filed reporting the sale on May 17, 2000
for all of the stock of Vincent van den Brink to Karen Bohringer, which represented 100% of the company stock. A Form 8-K was filed to report the June 26, 2000 completion of the RiderNews.com, Inc. merger.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2001                           Skip James Holm
                                       ---------------------------
                                       Skip James Holm, President, COB


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 14, 2001                           Skip James Holm
                                       ---------------------------
                                       Skip James Holm, Director