Form 10QSB
period 2001-09-30
THEINTERNETCORP NET INC
filed 2001-10-25
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 000-26051

                                BEAR AEROSPACE, INC.
           (Exact name of registrant as specified in its charter)

                            THEINTERNETCORP.NET, INC.
          101 COLOMBARD COURT, STE 240, PONTE VEDRA, FLORIDA 32082 (Former name or former address, if changed since last report)

                 Nevada                                      88-0424430
(State or jurisdiction of incorporation                  (I.R.S. Employer
              or organization)                           Identification No.)

   23401 Park Sorrento, Suite 18, Calabasas, California                 91302
       (Address of principal executive offices)                      (Zip Code)

                Registrant's telephone number:  (818) 225-0077

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

     As of September 30, 2001, the Registrant had 109,666,667 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001               3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED
          SEPTEMBER 30, 2001 AND 2000                                       4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED
          SEPTEMBER 30, 2001 AND 2000                                       5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             6

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     7

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               7

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                           7

     ITEM 5.  OTHER INFORMATION                                             7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              7

SIGNATURE                                                                   7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                Bear Aerospace, Inc.
                       Pro Forma Consolidated Balance Sheet
                                   Sept 30, 2001
                                    (unaudited)



                                                                                   Bear Aerospace, Inc.
                                TheInternet           Bear          Pro Forma           Combined
                                Corp.net, Inc.    Aerospace,Inc.    Adjustment           Pro Forma

Assets:
Current Assets
   Cash                         $     624         $    1,155        $                  $     1,779
   Inventory                            0            497,976                               497,976
   Accounts Receivable                  0            213,447                               213,447
Property and Equipment, Net     $       0         $   80,000                                80,000
Total Current Assets            $     624         $  792,578                               793,202

Organizational costs, net               0
Total Assets                    $     624         $  792,578                           $   793,202

                       Liabilities And Shareholders Equity:

Current Liabilities
   Accounts Payable             $       0         $  512,590        $                  $   512,590
Total Current Liabilities               0         $  512,590                               512,590

Shareholders' Equity:
   Common Stock                    13,160              2,278                                15,428
   Additional Paid-In Capital     229,998            447,694                               677,692
   Accumulated Deficit           (245,372)          (169,985)                             (415,357)
Total Shareholders' Equity      $     624         $  279,988                               280,612
Total Liabilities and
Shareholders' Equity            $     624         $  792,578        $                  $   793,202

                    See accompanying notes to financial statement.

                               Bear Aerospace, Inc.
                 Pro Forma Consolidated Statement of Operations
                                 Sept 30, 2001
                                 (unaudited)




                                                                                   Bear Aerospace, Inc.
                                TheInternet           Bear          Pro Forma           Combined
                                Corp.net, Inc.    Aerospace,Inc.    Adjustment         Pro Forma

Sales                           $       0         $       0         $                  $         0
Cost of Sales                           0                 0                                      0
Gross Profit                            0                 0                                      0

Operating Expenses                    823            75,224                                 76,047

Interest Income                        27                 0                                     17

Net Loss                        $    (795)       $  (75,224)       $                   $   (76,019)

Net Loss Per Share              $     Nil        $   (50.15)       $                   $

Weighted Average Shares
Outstanding                    13,160,000              1500          96,506,667        109,666,667

                       See accompanying notes to financial statements

                                 Bear Aerospace, Inc.
                  Pro Forma Consolidated Statement of Cash Flows
                                    Sept 30, 2001
                                    (unaudited)


                                                                                   Bear Aerospace, Inc.
                                TheInternet           Bear          Pro Forma           Combined
                                Corp.net, Inc.    Aerospace,Inc.    Adjustment         Pro Forma

Cash Flows from
Operating Activities
   Net Income (Loss)            $    5,263        $ (75,224)        $                   $ (69,961)
   Depreciation and
   Amortization                          0                                                      0
   Increase in accounts
   Receivable                                      (213,447)                             (213,447)
   Increase in inventory                           (485,700)                             (485,700)
   Increase in property
   and equip., Net                                  (80,000)                              (80,000)
   Increase in accounts
   payable                                          448,720                               448,720
   Increase in accrued
   Liabilities                                            0                                     0
Net Cash Used in Operations    $ (255,915)       $ (405,651)       $  261,178           $(400,388)

Cash Flows from Investing
Activities
   Purchase of Note Receivable    (50,000)
   Organizational Costs               235
Net Cash Used in Investing     $  (49,765)       $                $                     $ (49,765)

Cash Flows from
Financing Activities
   Issuance of Common Stock       300,235          400,515

Net Cash Provided by Financing    300,235       $  400,515                              $ 700,750

Net Increase in Cash          $       624       $   (5,135)                             $  (4,511)

Cash, April 29, 1999
(TheInternetCorp.net, Inc.)   $         0                -

Cash October 27, 1998
(Bear Aerospace, Inc.)                  -       $   37,446

Cash Sept 30, 2001            $       624       $    1,155


                                See accompanying notes to financial statements

                            NOTES TO UNAUDITED PRO FORMA
                          CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION.

The accompanying pro forma unaudited condensed financial statements ("pro forma statements") of TheInternetCorp.net, Inc. have been prepared from the audited financial statements of TheInternetCorp.net, Inc. and Bear Aerospace, Inc., together with other information made available to the companies. In the opinion of management, these pro forma statements include all adjustments necessary for a fair presentation.

NOTE 2.    PRO FORMA ASSUMPTIONS.

The pro forma unaudited condensed balance sheet gives effect to an acquisition completed July 17, 2001 between TheInternetCorp.net, Inc. and Bear Aerospace, Inc.. Under the terms of this agreement, TheInternetCorp.net, Inc. issued 96,506,667 shares of common stock, $.001 par value, to the existing shareholders of Bear Aerospace, Inc. for 1500 shares of common stock of Bear Aerospace, Inc., no par value. In addition to the 13,160,000 common shares of TheInternetCorp.net, Inc. outstanding prior to the effective date of the acquisition agreement, the company will have 109,666,667 shares issued and outstanding.

The pro forma unaudited consolidated condensed balance sheet is compiled as if the transaction had occurred on June 30, 2001. The pro forma condensed consolidated statements of income and cash flows for the period ended on Sept 30, 2001 also give effect as if the acquisition had occurred on April 29, 1999 (inception date).

NOTE 3.    PER SHARE INFORMATION.

Pro forma net income (loss) per common share have been calculated using the weighted average number of TheInternetCorp.net, Inc.'s common shares outstanding during the period ended Sept 30, 2001 plus the common shares to be issued under the acquisition agreement as if the additional shares were outstanding throughout the period.

NOTE 4.  ACQUISITION ACCOUNTING METHOD.

The pro forma statements have been compiled using the purchase method as the accounting principle applied to the acquisition agreement.

NOTE 5. YEAR END.

The year-end of Bear Aerospace, Inc. is the calendar year ending on December 31.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     The Registrant had no sales of unregistered securities during the nine-month period ending September 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were not any matters submitted to security holders requiring a vote during the nine-month period ending September 30, 2001.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period covered this Form 10-QSB.

     (b)  Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Bear Aerospace, Inc.



Dated:  October 25, 2001                          By: /s/  Skip Holm
                                                 Skip Holm, President

                                 EXHIBIT INDEX

Exhibit                         Description
No.

2 Exchange Agreement and Plan of Reorganization (incorporated by reference to in the Form 8-K filed on July 13, 2001).

3.1     Articles of Incorporation (incorporated by reference to Exhibit
        3.1 to the Registration Statement on Form 10-SB/A filed on May
        28, 1999).

3.2 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).

3.3 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).