Form 10QSB
period 2001-06-30
BEAR AEROSPACE INC
filed 2002-07-15
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2001

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

     As of June 30, 2001, the Registrant had 109,666,667 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001                        3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND SIX MONTHS ENDED
     JUNE 30, 2001                                                         4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED
     JUNE 30, 2001                                                         5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            6

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    7

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              7

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          7

     ITEM 5.  OTHER INFORMATION                                            7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             7

SIGNATURE                                                                  7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             BEAR AEROSPACE, INC.
                               BALANCE SHEET
                               June 30, 2001

                                  ASSETS

CURRENT ASSETS
 Cash                                                            $    1,260
 Inventory                                                          497,976
 Accounts Receivable                                                213,447
  TOTAL CURRENT ASSETS                                           $  712,683

PROPERTY AND EQUIPMENT, NET                                      $        0

OTHER ASSETS                                                              0
  TOTAL ASSETS                                                   $  712,683

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                $  432,423
 Accrued Liabilities                                                      0
 Current Portion, Long Term Debt                                          0
  TOTAL CURRENT LIABILITIES                                      $  432,423

LONG-TERM DEBT
STOCKHOLDERS' EQUITY
 Common Stock, $0.001 par value
  authorized 190,000,000 shares; issued and outstanding
  109,666,667 shares                                             $  109,667

Additional Paid in Capital                                          340,305

Retained Earnings (Deficit)                                        (169,712)
  TOTAL STOCKHOLDERS' EQUITY                                     $  280,260

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  712,683

                See accompanying notes to financial statements.

                                BEAR AEROSPACE, INC.
                               STATEMENT OF OPERATIONS

                                                               For the six
                                                               months ended
                                                               Jun 30, 2001

REVENUES                                                       $         0
COSTS OF REVENUES                                                        0
  GROSS PROFIT                                                 $         0

OPERATING EXPENSES
 Selling, general and administrative                           $    74,951
 Depreciation                                                            0
  TOTAL OPERATING EXPENSES                                     $    74,951
 INCOME (LOSS) FROM OPERATIONS                                     (74,951)

OTHER INCOME (EXPENSES)
 Gain on sale of assets                                                  0
 Interest income                                                         0
  INCOME (LOSS) BEFORE INCOME TAXES                                (74,951)
 Income Taxes                                                            0
  NET PROFIT (LOSS)                                                (74,951)

NET PROFIT (LOSS) PER SHARE                                         ( nil )

AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                                               109,666,667

                See accompanying notes to financial statements.

                              BEAR AEROSPACE, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 June 30, 2001




                                            Common Stock
                                       Number                                            Retained
                                        of           Additional        Paid In            Earnings
                                       Shares          Amount          Capital             (Deficit)
October 27, 1998
issued for cash                            750       $    2,278        $   35,168

Net (Loss) for the period
October 27,1998 (Inception) to
December 31, 1998                                                                        $  (11,872)

Balance Dec. 31, 1998                      750       $    2,278        $   35,168        $  (11,872)

Net Income January 1, 1999
to December 31, 1999                                                                     $    3,112

Balance Dec 31, 1999                       750       $    2,278        $   35,168        $   (8,760)

Additional capital
Net (Loss) January 1, 2000
to December 31, 2000                                                                     $  (86,001)

Balance Dec. 31, 2000                      750       $    2,278        $   47,179        $  (94,761)

January 1, 2001
merger with Bearcraft Aviation LLC         750                         $  400,515

April 1, 2001
merger with Theinternetcorp.net    109,665,167       $  107,389        $ (107,389)

Net (Loss) January 1, 2001
to June 30, 2001                                                                         $  (74,951)

Balance June 30, 2001              109,666,667       $  109,667        $  340,305        $ (169,712)





                       See accompanying notes to financial statements.

                                     BEAR AEROSPACE, INC.
                                   STATEMENT OF CASH FLOWS

                           For the six months ended Jun 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 $   (74,951)
Adjustments to reconcile net income
(loss) to cash provided by operatingactivities:
 Depreciation                                                               0
 Increase in accounts receivable                                     (213,447)
 Increase in inventory                                               (485,700)
 Increase in accounts payable                                         368,553
 Increase in accrued liabilities                                            0
 Decrease in accrued liabilities                                            0
Net cash provided by operating activities                        $   (405,545)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property & equipment                                           0
Net cash (used in) investing activities                                     0

CASH FLOWS FROM FINANCING ACTIVITIES
 Issue common stock                                                   400,515
 Net increase (decrease) in cash                                       (5,030)
 Cash, Beginning of Period                                              6,290
 Cash, Ending of Period                                                 1,260

                See accompanying notes to financial statements.

                                BEAR AEROSPACE, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized October 27, 1998 under the laws of the State of North Dakota, under the name of Bearcraft Aero Systems, Inc. The Company subsequently changed its name on November 7, 2000 to Bear Aerospace, Inc. The Company operates in the aircraft and aviation engine manufacturing industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method of accounting.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2001.

Inventory

Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

Property and equipment

The Company maintains nor controls any property and equipment.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001 the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized common stock of Bear Aerospace Corp. consists of 1,500 shares with a par value of $0.00 per share. On October 27, 1998, the Company issued
750 shares of its common stock for $37,446 cash. On January 1, 2001, the
Company completed a merger agreement with Bearcraft Aviation LLC whereby it issued 750 shares of its common stock for the assets and liabilities and member
equity of Bearcraft Aviation LLC. 	On April 1, 2001, the Company completed a
reverse merger agreement with Theinternetcorp.net whereby it issued 1500 shares of its common stock for the 109,666,667 shares of common stock of the Internetcorp.net.

The company has no preferred stock outstanding but is authorized to issue 10,000,000 shares with a par value of $0.001 per share.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the six-month period ending June 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted to security holders requiring a vote during the six-month period ending June 30, 2001 other than those matters as disclosed on Form 8-K.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K.  The Company filed a Form 8-K on July
     13, 2001.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                                       SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Bear Aerospace, Inc.



Dated:  July 6, 2002                              By: /s/  Skip Holm
                                                  Skip Holm, President

                              EXHIBIT INDEX

Exhibit No.                         Description

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