Form 10KSB
period 2001-12-31
BEAR AEROSPACE INC
filed 2002-07-15
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There is no established public trading market for the issuer's common stock, and the issuer is unaware of any transactions in its common stock within the past 60 days.

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of June 27, 2002, was 109,666,667.

                                  TABLE OF CONTENTS

                                                                       PAGE
PART I

     ITEM 1.  Description of Business....................

     ITEM 2.  Description of Property...................

     ITEM 3.  Legal Proceedings.....................

     ITEM 4.  Submission of Matters to a Vote of Security Holders

PART II

     ITEM 5.  Market for Common Equity and Other Shareholder Matters

     ITEM 6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................

     ITEM 7.  Financial Statements....................

     ITEM 8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..............

PART III

     ITEM 9.  Directors, Executive Officers, Promoters
              and Control Persons; Compliance with Section
              16(a) of the Exchange Act...................

     ITEM 10. Executive Compensation..................

     ITEM 11.  Security Ownership of Certain Beneficial
               Owners and Management....................

     ITEM 12.  Certain Relationships and Related Transactions.........

     ITEM 13.  Exhibits and Reports on Form 8-K...............

Signatures.................................

PART I.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Introduction

The Company was organized October 27, 1998 under the laws of the State of North Dakota, under the name of Bearcraft Aero Systems, Inc. The Company subsequently changed its name on November 7, 2000 to Bear Aerospace, Inc.

Overview

The Company operates in the aircraft and aviation engine manufacturing industries. The Company was formed to manufacture certified aircraft that fill very specific niches in the general aviation market place. These niches include the newly developing light sport class of aircraft and light jet class. Moreover, the Company is developing an entirely new class of aircraft. It is the ultra-long range light business jet. This class of aircraft is intended to bridge the light business jet with the long-range heavy business jet.

Business

GENERAL

The general aviation industry comprises essentially all non-military aviation activity other than scheduled and charter commercial airlines licensed by the FAA and the Department of Transportation. General aviation aircraft are frequently classified by their type and number of engines and include aircraft with fewer than 20 seats. There are three different types of engines: piston, propjet and turbofan (jet). Piston aircraft use an internal combustion engine to drive a propeller and there may be one or two engines and propellers. Propjet aircraft combine a jet turbine powerplant with a propeller geared to the main shaft of the turbine and there may be one or two engines and propellers. Turbofan aircraft use pure jet propulsion to power the aircraft. Although there are usually two engines on general aviation turbofan aircraft, there may also be one or three.

Purchasers of general aviation aircraft include (i) corporations,
(ii) governments, (iii) the military, (iv) the general public and (v) fractional interest entities. A corporation may purchase a general aviation aircraft for transporting its employees and property. Many companies use an aircraft in their line of business, including on-demand air taxi services, air ambulance services and freight and delivery services. Governments and military organizations may purchase an aircraft for the transportation of personnel, freight and equipment. Members of the general public may purchase an aircraft for personal and/or business transportation and pleasure use. Fractional interest entities purchase one or more aircraft and then sell interests in each aircraft to several persons or entities. Each entity pays for its share of maintenance and operating costs and its access to and use of the aircraft. Increased corporate earnings may encourage corporations to acquire an aircraft. An aircraft must qualify under FAA regulations in order to be used for certain purposes, and the ability of an aircraft to qualify will have a material affect on the potential market for such aircraft.

Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. Sales of general aviation aircraft are at a record-breaking pace, as of late last year. Citing FAA statistics for the first nine months of 2000, Airline Financial News reported, in April 2001, that sales reached $6.3 billion, a 10-percent increase over the same period in 1999. General aviation manufacturers' shipments were up 16 percent, to 2,000 units. Shipments of piston-powered aircraft more than tripled between 1994 and 1999 (from 499 to 1,747) and were up 14 percent (1,336 units) during the first nine months of 2000. Jet sales were also up for the eighth straight year, and turboprop production, which had been on the decline, rose by more than a third. The number of active pilots also grew for the third consecutive year, totaling about 645,000, while instrument-rated pilots increased by about 6,000 to 315,000.

General aviation is divided into two separate areas, certified and experimental. Essentially, the only difference between the certified and non-certified (experimental) is that the certified can be used for hire (i.e. giving passenger rides for pay, carrying cargo for pay, etc.). However, very recently, the FAA has now approved non-certified (experimental) aircraft for pilot training. Moreover, within the next 6 months, new regulations will be released by the FAA allowing a new class of experimental aircraft to be used for hire and be sold pre-assembled after passing a self-certification program. Historically, most experimental aircraft are sold as complete or partial kits.

There are less than ten major general aviation manufacturers in the certified class.

They are as follows:

     - Cessna - builds a line of certified aircraft ranging from single engine high-wing fixed gear to large corporate jets. The approximate sales price range is from $200,000 to $12,000,000.

     - Raytheon (old Beechcraft) - builds a line of certified aircraft ranging from single engine low-wing retract gear to medium size corporate aircraft. The approximate sales range is from $600,000 to $4,500,000.

     - New Piper Corporation - builds a line of certified aircraft ranging from single engine low-wing fixed gear to single engine turboprop 6 place corporate aircraft. The approximate sales range is from $300,000 to $1,200,000.

     - Cirrus Corporation - builds the certified SR-20 low wing all composite 4 place fixed gear aircraft. The sales price is approximately $225,000.

     - Lancair Company - builds the certified Columbia low wing all composite 4 place fixed gear aircraft. In addition, they produce the Lancair 4, 4P, and 360 kit. The Columbia sells for approximately $265,000, and the kits range from approximately $50,000 to $110,000.

     - Bombardier Aerospace - builds all Lear Jets and Challenger line business jets. The sales price range from approximately $5,000,000 to $35,000,000 plus.

     - Gulfstream Aerospace - builds the Gulfstream 4 and 5 large business jets. The sales price range is approximately $25,000,000 to $45,000,000.

There are approximately 400 experimental aircraft manufacturers, however most of them are "cottage" type operations. They produce products from powered parachutes to jet aircraft. The three major manufacturers in this sector are:

     - Lancair Company - see above.

     - Zenith Aircraft Company - builds a line of all-metal low-wing fixed gear kit aircraft. The sales price range is from approximately $30,000 to $50,000.

     - Van's Aircraft Company - builds a line of 2 and 4 place single engine all metal low wing kit aircraft. The sales price range is from $18,000 to $30,000.

Some of the smaller companies that produce competitive products are as follows:

     - Maverick Twin Jet - They produce a 4 place twin engine jet. The kit sells for approximately $220,000 less engines.

     - Viper Jet - They produce a 2 place tandem single engine jet. The kit sells for approximately $80,000 less engine.

     - Legend Aircraft - They produce a 2 place tandem single engine turboprop. The kit sells for approximately $80,000 less engine.

Currently, several products are in-development that could be competitive products.

They are as follows:

     - Eclipse 500 - Twin engine (Williams FJX) five-place jet;

     - Safire - Twin engine (Agilis 800) six-place jet;

     - Century CA-100 - Twin engine (Williams FJ-33) six-place jet;

     - Aerostar FJ-100 - Twin engine (Williams FJ-33) six-place jet;

     - Vantage - Single engine (Pratt-Whitney JT-15) six-place jet.

Of these development aircraft, only the Eclipse 500, the Company
believes, has a legitimate chance of reaching market.   The Safire
and Century are strictly paper designs and, currently, both are seeking financing, and have been doing so for several years. The
Vantage is a flying prototype that the Company believes is not certifiable.

     - Given the situation of not having a production facility or production line for the majority of the aircraft mentioned above, the marketing efforts for all five are remarkable. Each has offered their product on a pre-production basis. The aircraft can be secured with a refundable deposit paid in advance.

The sales totals are irrevocable evidence there is an immense demand for a light jet such as the Bear Jet. Moreover, given that the majority of the above projects will likely fail, there is a "ready made" customer base with "check in-hand" that will purchase a Company aircraft to satisfy their need for light high speed transportation.

The Company believes it has a decided advantage over all of the proposed competition listed above in FAR/JAR certification and FAR/JAR production capability.

Every competitor aircraft company listed above has a common flaw, in that, without exception, none of these companies has ever certified an aircraft, or has any structure that remotely resembles a production facility.

The Company believes it has a tremendous advantage over the listed competition because of the Joint Venture with the Polish Aviation Institute and PZL Mielec and PZL Swidnik. By forming these Joint Ventures, The Company is afforded the infrastructure to build prototypes, FAR/JAR certify, and ultimately produce the aircraft without the attendant costs associated with new program ramp-up. The Institute is the FAR/JAR certifying authority, therefore, the team does not have to be created to perform the task. PZL Mielec and PZL Swidnik have a long history of producing certified aircraft, therefore, the Production Certificate standards and procedures are already in place. As can be seen, this eliminates major development costs that do not have to be amortized across the product cost. The advantages above are even further enhanced by the fact that the Polish government is granting the Bear Jet program off-set status. Essentially this means that if any foreign company sells military goods, or such, into Poland, they are required to take a percentage of that sale and re-invest in Poland. The Company product, the Bear Jet aircraft, will be the vehicle for the selling company to re-invest in, as it has recently received Polish government approval, thus giving the Company a decided advantage over its competition in all respects.

Moreover, the Company via China, has access to very low cost highly qualified engineers, assembly personnel, and facilities. This equates to an approximate 60% to 70% saving over United States costs, plus opens up the entire Asian market for sales of aircraft to this region. Xian Aircraft Company and Shenyang Aircraft Corporation, two of the largest aircraft manufacturing facilities in China, are presently building component FAR/JAR aircraft parts for Boeing and Airbus aircraft, so will produce Company products to FAR/JAR standards.

BEAR AEROSPACE's BUSINESS

     The current Bear Aerospace product line includes four flagship aircraft, the Mewa/Seneca II production line, the Bear Jet, the Mini-
Widebody, and the Bear 360.   The majority of all airframe components
for the above listed aircraft will be produced in China. Where FAR/JAR certificates are required, final assembly will occur in Poland. Otherwise, final assembly will occur in Poland and China. The Aircraft are as follows:

     - The Mewa/Seneca II is a certified executive type, 6 passenger, all-metal, piston-powered aircraft built in Poland with full licensed design rights from Piper Aircraft in the United States (Piper has manufactured this aircraft in the U.S. for more than 25 years). PZL Mielec was the Polish manufacturer, but the Company recently completed purchase of this already designed, certified, and licensed Mewa/Seneca II aircraft production line for $488,000. This $488,000 purchase price also included 12 Mewa/Seneca II aircraft that are new manufactured, except for engines and avionics.

     - The Bear Jet is a 6-seat single-engine general aviation jet aircraft designed for the utility class with a range of approximately 1200 nautical miles and cruise speeds in excess of 400 miles per hour. In essence, the Bear Jet is designed to become the 21st century Beechcraft Bonanza . but with twice the performance.

     - The Mini-Widebody is a very unique twin-engine 8 place light business jet with transatlantic 4,200 plus mile capability. The configuration is a very conventional body over wing airline configuration, with the engines pods mounted on the wing, enabling a large usable volume fraction as compared to the more conventional corporate aircraft aft-fuselage mounted engine configurations. This pod configuration is efficient both in volume and weigh and maximizes the aircraft for cargo or passenger utilization.

     - The Bear 360 is a high performance two seat all metal low wing monoplane reminiscent of classic WWII aircraft like the Bearcat,
       Hellcat, and Skyraider.   It has 220 knot cross country performance,
       exemplary acrobatic capability, and excellent formation handling characteristics. The prototype Bear 360 has completed flight testing at the Bear Aerospace Test Facility at California City Airport, California.

COMPANY FAR & JAR CERTIFIED AIRCRAFT

Mewa/Seneca II production

To expand and create an additional product line, the Company purchased the already designed, certified, and licensed Seneca II aircraft production line for $488,000, that had manufactured and mass-produced Mewa/Seneca II aircraft in Poland in the recent past. This $488,000 purchase price not only included two Mewa/Seneca II production lines, but also included 12 Mewa/Seneca II aircraft that are new manufactured, except for engines and avionics.

The Mewa/Seneca II is a certified aircraft built in Poland under licensed design rights from Piper Aircraft in the United States. It is an executive type, 6 passenger all-metal, piston-powered aircraft. Piper has been making this aircraft in the U.S. for more than 25 years, as it is still in high demand. PZL Mielec was the Polish manufacturer, but due to the breakup of the Soviet State, the production line (made up of full documentation, construction drawings, dies, jigs, and fixtures) ultimately fell into receivership.

The Company has an opportunity to re-start this production line, which has the Federal Aviation Administration (FAA) authorized Type Certificate (TC) and Production Certificate (PC) intact. With this product, the Company has a highly sought after, certified, ready for production aircraft. This capability will absolutely bolster Bear Aerospace, Inc. as a public company, as the Mewa/Seneca II aircraft is a real product, a timely product, with in-hand orders for scheduled delivery dates.

At present, there are 12 Mewa/Seneca II aircraft at PZL Mielec, in a partially completed stage. These 12 aircraft comprise the fuselages, wings, all metal components, composite nose cones, plexiglass windows, full documentation, full construction drawings, no landing gears, no subsystems, without interiors or avionics, no engines, and no propellers. Production of these components into finished aircraft ready for delivery will take 6 months for the first aircraft. Full production will start immediately thereafter so as to have a continuing supply of production aircraft to meet the anticipated US, European, Asian and world market demands.

The Company purchased two complete Mewa/Seneca II production lines. One line is installed in Mielec, and the other will be installed at Xian in China. Xian has committed $2 million to move, install, and start production of the second line. This production line will be moved, installed, and production started under a 3rd quarter 2002 joint venture between Bear Asia and Xian.

Additionally, the Company will retrofit the aircraft with newly developed diesel aero engines from SMA Engines, France and obtain the appropriate supplemental type certificates, through Polish aviation authorities. This would significantly increase the value and demand for the Mewa/Seneca II modified to a Mewa/Seneca D, for the following reasons:

     - The new diesel engines yield a large 15% increase in horsepower and greater full power torque improvement in performance over the existing gas engines,

     - Diesel fuel is 1/3 the price of gas in Europe - a large reduction in operating costs.

     - Environmental issues are real issues in Europe, and diesel engines are environmentally clean and pass all of the new emission restrictions

     - Diesel engines have a longer service life than reciprocating gasoline engines.

     - Diesel engines have as many as 4000 hours of flight time before a "major" overhaul whereas gasoline driven engines require a major overhaul in 2000 or 3000 hours.

     - The SMA engine develops more horsepower for the given weight-size ration than a comparable gasoline engine, hence greater lift capacity and speed at reduced operating costs.

     - Increased take-off weight of 275 pounds (125 kilograms).

The Mewa/Seneca D aircraft is designed to address both existing and new market segments. Existing segments include owner/pilots and corporate flight departments. New market segments expected to be created as a result of the MEWA/SENECA D include air limo services, same-day freight, and flight training, small regional scheduled air service.

The Mewa/Seneca D is expected, for a lower price, to offer owner/pilots several key advantages:

     - It is faster. The Mewa/Seneca D is designed to be as fast as many similar piston aircraft models costing several times more.

     - It is safer. The Mewa/Seneca D is expected to be significantly safer to fly than any other aircraft in or near to its price range for several reasons: (i) The fundamental reliability of diesel engines combined with the redundancy of the twin-engine configuration; (ii) the breadth and scope of new high tech avionics systems and its monitoring and decision support capabilities; (iii) low stall speeds and benign handling characteristics.

     - It costs less. Compared to all but the smallest single piston aircraft, the Mewa/Seneca D should have similar or lower direct operating costs (DOC) per mile. For example, the Mewa/Seneca D is anticipated to have approximately 40% lower direct operating costs than the twin piston Raytheon Baron 58 and approximately 50% lower costs than the twin turboprop Raytheon King Air.

     - It is simple to fly. With its new avionics and flight management systems, the Mewa/Seneca D is designed to provide information to the pilot in logical and easy-to-use format, thereby reducing workloads and improving safety.

Bear Jet

As previously described, the Bear Jet is an all-composite, six place single-engine general aviation jet aircraft. It is designed to be a utility class aircraft with an approximate 1400 nautical mile range. Essentially, the Bear Jet is intended to be the twenty-first century Beechcraft Bonanza with over 100% more performance. The Bear Jet is designed to meet US FAR-23 requirements allowing certification either under the European Joint Aviation Regulations (JAR) process or the US FAR processes.

The Bear Jet flight controls are totally mechanical, except for the flaps. Reliable push rods and torque tubes provide precise handling and low maintenance. The flaps and landing gear are electro-hydraulically operated.

The Bear Jet is powered by a Williams FJ-44 turbofan engine.   The
thrust availability is approximately 1900 pounds. This allows a 400 plus knot cruise speed with a range of approximately 1400 nautical miles.

The aircraft will be prototyped and certified in Poland under a newly formed Joint Venture between Bear Aerospace, PZL, and the Polish Aviation Institute. By forming the Joint Venture, Bear is afforded the infrastructure to build the prototype, certify, and final assemble the aircraft without the attendant costs associated with new program ramp-up. All sub-assemblies will be produced in China. The financing for the program will come from the initial public offering of Bear Asia on the Hong Kong market, as well as through off-set funding in Poland.

PZL and the Aviation Institute have a long history of certifying aircraft, therefore the management systems and test facilities requisite to perform such tasks are already in place. Moreover, PZL owns or controls several million square feet of manufacturing facilities that will be at the disposal of the Joint Venture.

Mini-Widebody

The Company, through Bear Asia, is in the process of completing a joint venture agreement with Xian Aircraft, for the development of composite aircraft such as the Mini-Widebody. Xian is a major aerospace firm in China that specialized in the development and manufacturing of military aircraft. The total value of the development and certification program is approximately $25 million. Like the Bear Jet program, the funding for this program will be acquired through the public offering of Bear Asia on the Hong Kong exchange.

The basic contractual agreements are as follows:

     - Bearaerospace Poland provides the engineering, prototyping, and manufacturing/production capability;

     - Bear Asia provides the funding;

     - The prototype aircraft will be engineered, fabricated, tested and certified in Poland;

     - A production line will be established in Poland;

     - A duplicate production line will be established by Xian in China;

     - Bear Asia will assist in setting up the production line in China (supply prints of tooling etc. as well as supply training personnel under contract to Xian);

     - The Poland production line will service Europe and the Americas;

     - The China production line will service Asia and the Pacific Rim;

     -  Bear Poland will hold all marketing rights for Europe and Africa;

     - Bear US will hold the marketing rights to the Americas;

     - Bear Asia will hold all marketing rights to Asia, the Pacific Rim, Australia, New Zealand, and Euro-Africa.

The Mini-Widebody is a very unique aircraft in that it is a transatlantic small business jet. The configuration is a very conventional plan form as compared to current and past airliners. But very unconventional when compared to all past and current business jets. The Mini-Widebody can be best described as being so conventional in appearance that it is "unconventional."

Airliners look as they do, not because of some arbitrary reason, but because the configuration is hugely efficient both in volume and weight. The business jets today look as they do for the most part, simply because Lear set the style, along with Lockheed and the JetStar. But if you revisit style from a volume and weight perspective, the conventional body over wing with mounted pod engines is far more efficient.

By using the conventional body over wing configuration, with the engines pod mounted on the wing, the usable volume fraction is very large as compared to an aft-fuselage mounted engine configuration. The fuselage, in the wing/pod arrangement, can be maximized in configuration for cargo or passenger utilization. Hence, a smaller aircraft foot-print, as compared to an aft-mounted arrangement, is created for aircraft of similar cargo and passenger carrying capability.

By having a smaller foot-print, the weight is less, thus greater useful load capability. This translates into greater fuel carrying capability, which results in greater range. This is the driving premise for the Mini-Widebody.

The Mini-Widebody has a gross take-off weight of 13,200 pounds, yet it is only 35.5 feet long with 38 feet wing-span. Its cabin volume is greater than any other jet aircraft in its weight class. Moreover, its fuel load is sufficient for ranges greater than 4,200 nautical miles, thus it has a trans-oceanic and trans-continental capability.

The Mini-Widebody can comfortably seat 6 passengers plus a flight crew of two. Its cabin volume and length is greater than a Raytheon Beechcraft King Air 200. The Mini-Widebody can carry in excess of 1000 gallons of fuel, and is powered by two Williams FJ-44 engines (same engine as the Bear Jet - this should give Bear-Poland greater negotiating ability with Williams, the engine manufacturer). The cruise speed is in excess of Mach .75 resulting for an extremely clean configuration. As compared to the highest performing jet aircraft in its class, the Mini-Wide body can carry more, fly further, and match the best in speed.

The construction of the Mini-Widebody is conventional from a state-of-the-art composite point-of-view. The entire primary and secondary structures are carbonfibre. Much like the Raytheon Premier One, the fuselage is filament wound (tubular cross-section fuselage). Not only does the process reduce weight, but improves strength, especially under the severe conditions imposed during high altitude pressurization. A side benefit of filament winding is that the cabin side-walls can be reduced in thickness, thereby maximizing the usable cabin area.

The overall assembly concept is module. There are four primary modules. These are the fuselage, wing, horizontal, and vertical. The fuselage is mated to the top of the single piece wing assembly. Not only does this ease the assembly process, but also the procedure allows the pressure vessel to remain non-violated by the main wing carry-through structure. This also allows the total carry-through structure to act as a fuel tank, thus giving the Mini-Widebody the ability to carry significantly more fuel than other aircraft in its category.

The overall concept in design, fabrication, and assembly processes allows the Mini-Widebody aircraft to be designed, fabricated and assembled for costs significantly less than more conventional processes. The current cost predictions forecast a sales price of less than $5,000,000. This price is comparable to the Cessna CitationJet, but the Mini-Widebody has almost twice the range.

THE COMPANY FAA APPROVED NON-CERTIFIED AIRCRAFT

The balance of the Company's product line is in the FAA experimental category. This category restricts the use of the aircraft for hire except where exemptions have been authorized by the FAA. These exemptions will be described for each aircraft where they apply. Bear 360

The Bear 360 is a high performance, two seat, all metal, low wing monoplane; fully engineered to meet FAR Part 23 requirements. Additionally, the aircraft has been wind tunnel tested, has been load tested to destruction, has completed extensive flight testing at the Bear Aerospace facility in California City, California, and has been issued FAA approval. The aircraft is currently featured in numerous international aviation publications and the Company has begun taking sales purchase orders.

The Bear 360 is a high performance two seat all metal low wing monoplane reminiscent of classic WWII aircraft like the Bearcat, Hellcat, and Skyraider with unexcelled 220 knot cross country performance, exemplary acrobatic capability, and excellent formation
handling characteristics.   The company will start production in the
second quarter of 2002, and deliveries will begin in the fall of 2002. Several additional aircraft designs have been completed and will be launched at a later date. These aircraft include the Turbo Bear (a turbine powered version of the Bear 360) and the Badger (a turbine powered high wing cargo aircraft for use by customers such as Federal Express and United Parcel Service).

The Bear 360 aircraft was the first aircraft to come from the Joint Venture between Yakovlev Aircraft Company, a private Russian company, from the famous Yakovlev Design Bureau, and Bear Aerospace. Sergei Yakovlev, chief designer of the Yakovlev internationally renowned design team, designed the Bear 360 to a unique set of standards. These standards encompassed requirements for excellent takeoff, landing, and in-flight handling characteristics, coupled with outstanding acrobatic and formation handling capabilities (air show and racing operations). Additionally, the requirements also specified having 220 knot cross country capability, and yet have low ownership and low maintenance costs. The task was accomplished and verified in over 1000 hours of wind tunnel testing.

The initial production start-up in first quarter 2003 will either be at the Xian Aircraft factory in China or at the Bear 360 prototype factory in Orenburg, Russia.

Even though the Bear 360 will be offered in the fully assembled format, the aircraft will be sold in the experimental category. The Bear 360 was designed for the FAA "sport" type aircraft category and any use on a "for-hire" basis are not anticipated. Therefore, the high cost of certification is not warranted.

Currently, there are only two competitors in the FAA experimental market place to the Bear 360. They are as follows:

A. Viper Jet - They produce a 2 place tandem single engine jet. The kit sells for approximately $80,000, without an engine.

B. Legend Aircraft - They produce a 2 place tandem single engine turboprop. The kit sells for approximately $80,000, without an engine.

Fully assembled and ready to fly, the above competitor aircraft cost approximately $250,000 each. The Bear 360 is being sold for between $125,000 to $175,000, depending on the options that may be selected.

STRATEGIC PARTNERSHIPS

The Company, in Nov 2001, formed a wholly-owned new company called Bearaerospace Poland, sp. zo.o. in Poland.

This new Polish company, in Nov 2001, entered into a Joint Venture relationship with the Polish Aviation Institute, the aircraft certifying board for Poland, having the capability and authority to certify aircraft to FAR and JAR standards. The Institute, founded in 1926 and analogous to both NASA and the FAA in the U.S., is responsible for (a) research and development activity in aerodynamics, flight mechanics, and structural strength; (b) development work in basic fields connected with aviation; and (c) design, testing, and certificate approval of all aviation equipment for the Polish aviation industry.

In Nov 2001, Bearaerospace Poland entered into a separate Joint
Venture with PZL Mielec in Poland, to build and certify aircraft, and in Feb 2002, entered into a separate Memorandum of Understanding with PZL Swidnik in Poland, to build and certify composite aircraft and helicopters. These PZL companies are major international aerospace firms that have been in existence since 1938 and 1951 respectively.
Over this period, tens of thousands of new certified civil and military aircraft have been built in these PZL production facilities, and today, they are the largest Polish manufacturing and exporters of various types of certified aircraft, both large and small, ranging from commuter airline type aircraft to agricultural purpose aircraft. The Company, on Jan 6, 2002, through a 50/50 partnership with
Asia/USA Trade Ventures, formed Bear Asia Aerospace, LTD., in Hong Kong.

Bear Asia Aerospace, LTD is a Hong Kong and China company that is currently working with Deloitte Touche in Hong Kong to complete an IPO on the Hong Kong stock exchange within the next 12 months. Currently there is no publicly listed aerospace company on the Hong Kong stock exchange, thus presenting a significant strategic opportunity to penetrate the Hong Kong securities market.

Bear Asia is in the aerospace business of manufacturing general aviation aircraft in China. Bear Asia is in the business of marketing and selling these aircraft (both fixed wing and helicopters) into the immense and rapidly growing Chinese market, plus the rest of the world. Bear Asia anticipates having, in the near future, signed agreements with the two of the four largest aerospace manufacturers in China. They are as follows:

In Feb 2002, a Memorandum Of Understanding was signed between parties from Shenyang Aircraft Company and Bear Asia for mutual cooperation to assist each other in the development, certification, production and sale of aircraft and ancillary products between the US, China and Poland. Shenyang Aerospace, a major aerospace firm in China for the past 50 years, specializes in the development and manufacture of military and civilian aircraft ranging from the largest producer of military fighter aircraft and passenger planes to sub-assemblies of Boeing B-737 airliners.

By July 2002, a Memorandum Of Understanding will be signed with the Xian Aircraft Company, to establish a second Mewa/Seneca II aircraft production line in China. Xian is committing $2 million for the Mewa/Seneca II relocation from Poland and installation into their facility. Xian, the center of a high-tech 56 billion Yuan per year industry trade and commerce center, having 90,000 scientist-engineers and 850,000 technicians, is the only aircraft certifying and flight test center in China.

By establishing these relationships, the partnership will be afforded several million square feet of manufacturing space, as well as and more importantly, the attendant expertise, in a strategic market area, the Pacific Rim. By doing so, the partnership will be able to deliver aircraft at a cost far less than the current competition.

COMPANY STRATEGY

The formation of these strategic relationships will allow the Company to have both FAR and JAR certification capabilities; use of several million square feet of manufacturing facilities; access to numerous test facilities, dedicated support from specialized engineering staffs; as well as an international marketing capability at its disposal.

The above stated capability is required to build three certified aircraft, as follows:

     - Mewa/Seneca II, a Piper Seneca derivative with SMA aero diesel-engines; and

     - Bear Jet, a six-place single engine business jet;

     - Mini-Widebody, a light twin engine long range eight-place business jet.

The Company believes that it will offer aircraft at a comparatively low price by:

     - Containing costs of obtaining FAA certification and amendments to such certification,

     - Containing costs of manufacturing,

     - Using derivative designs from existing aircraft, thereby eliminating the high development costs attendant with new designs.

The Company believes that it will be able to obtain its Type
Certificate for the Bear Jet and Mini-Widebody aircraft at a significantly lower cost than its competitors due to the Company's unique overseas relationships, resulting in the Company's ability to contain administrative costs and overhead expenses allocated to the development and certification process.

The Company believes it will be able to obtain its Production Certificate for the Bear Jet and Mini-Widebody aircraft and control manufacturing costs by producing most of the tooling, jigs, dies and molds required for the manufacture of its aircraft in-house. Also, because the Company will produce the airframe and most of the associated components of its aircraft in Poland and China, the costs will be one-third to one-quarter that expected domestically.

Employees

As of December 31, 2001, the Company had two employees, who will devote that amount of time necessary to properly fulfill their duties. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

The Issuer rents office space at 23401 Park Sorrento, Suite 18, Calabasas, California 91302 and rents airplane hangar space at Van Nuys Airport and California City Airport. The combined total of space from the office space and the two airports is 6200 square feet. The Issuer believes that the office and hangar space rented is adequate for the issuer's needs in the near future.

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.
The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fiscal year 2001 to a vote of the security holders other than those matters discussed in any Form 8-K filings by the Company.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There was no public trading market for the issuer's securities in 2000 or in 2001 to date. As of June 27, 2002, there were approximately 17 holders of record of the Company's common stock. The Company currently is in the process of having its common stock listed on the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. ("NASD"), although no assurances can be given that this listing will occur.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

Dividend Information

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Transfer Agent

Atlas Stock Transfer Corp., 5899 South State St., Salt Lake City,
Utah 84107 is the Company's transfer agent.

ITEM 6. PLAN OF OPERATION.

(a)  Twelve Month Plan of Operation.

In the year 2001, the Company will focus its attention on acquiring the funds necessary to implement its business plan by further developing its products lines, marketing development and deployment of its airplanes. The Company may focus on infrastructure, as well as possibly seeking strategic partners.
The Company further intends to focus on the following:

(1) The Company is in the development stages, and is expected to roll out its product this year. Although minor delays have occurred, the Company is ready to move forward. The Company intends to position itself for a full-scale product launch. Further development and testing of the production model will be ongoing.

(2) With the proper funding, the Company has already identified key personnel to enhance the Company and ensure the continued evolution and success of current products and to design and develop new technology.

(3) The Company will seek out as to whether there is patent applications in its products or mechanical applications.

(4) Where permissible, the Company intends to demonstrate its products to media and shareholders of the Company throughout the course of the year.

(5) Continue to build Company and product exposure through newly formed alliances with Investor/public relations firm, industry experts, media and other key professionals.

(6) The Company will attempt to secure additional funding through a SB-2.

(7) The Company will seek alliances with original equipment manufacturers; retrofit market and related enterprises for its existing and future technology.

(8) The Company may need to relocate its offices to a more spacious center that is able to house existing employees and anticipated expansion if the Company grows larger than its current operations.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132"). SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of December 31,2001.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies' expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its results.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on is consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of" (FAS 121) and related literature establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks
encountered by a company in an early stage of development.    To the
extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products. The Company expects negative cash flow from operations to continue for the next 12 months as it continues to develop and market its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Potential fluctuations in quarterly operating results the Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for the Company's products; seasonal trends in demand; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new products by the Company or its competitors; price competition or pricing changes in the industry; technical difficulties; general economic conditions, and economic conditions specific to the litigation funding market. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Risks associated with acquisitions

Although the Company does not presently intend to do so, as part of its business strategy in the future, the Company could acquire assets and businesses relating to or complementary to its operations. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business could be disrupted and its management's time and attention diverted; the Company could be unable to integrate successfully.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened. Compensation of Directors

Directors currently do not receive a salary for their services and are not paid a fee for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board. The Company anticipates that the Directors will be compensated for attending meetings in the future.

Skip James Holm, Director

Skip James Holm, age 57, is a Director and President of the Company and Bear Aerospace, Inc. From 1996 to 2001, he was president of both Bearcraft Aviation LLC and Bear Aerospace, Inc. From Oct 1966 to Aug 1978, he served, through the rank of Major, in the United States Air Force, before entering the Air Force Reserve and serving until Dec 1990 in the rank of Lt. Colonel.

Mr. Holm had a very distinguished career as a fighter combat/test pilot while in service. He currently holds the US record with over 1000 actual combat hours in fighter aircraft, and has received no less than 42 medals, decorations, and awards. These include 3 Distinguished Flying Crosses, 25 Air Combat Medals, and 7 Viet Nam Combat Medals. From 1978 to 1994, Mr. Holm served as an engineering test pilot for Lockheed Aircraft, "Skunk Works" division. During his employment with Lockheed, he was an engineering test pilot for cockpit and system design reviews, aircraft design reviews, flight test, production test, production acceptance, and flight test reporting on F-22, F-117, U-2R, TR-1 programs and numerous other classified fighter aircraft projects.

From 1999 to 2000, Mr. Holm served on the Board of Directors for
Platforms International Corporation, a publicly traded company.
During his involvement with Platforms, he was the Director of Flight Operations for the company and its affiliates.

In September, 2000, Mr. Holm won the prestigious Unlimited Reno Air Races, which he also won in 1981 and 1984. Mr. Holm has a BS in aeronautical engineering from North Dakota State in 1966 and a MS in aeronautical engineering/system management from the University of Southern California in 1976.

David J. Fawcett, Director

David J. Fawcett, age 49, is a Director and Executive Vice-President, Secretary, Treasurer of Bear Aerospace, Inc. From 1998 to 2001, he was vice-president of Bear Aerospace, Inc.

From 1995 to 2001, he was a partner in AirBoss Aerospace, a partnership with offices in Reno, Nevada and Colorado Springs,
Colorado.   At AirBoss, Mr. Fawcett worked on 10 aircraft design
programs as an airframe configurator and on 17 other programs as a financial advisory, system designer, or flight-test consultant. In 1989, Mr. Fawcett became affiliated, as a private contractor, with the law firm of Pariser and Pariser, located in Columbus, Ohio that specializes in investment/collection law. Within the law firm, Mr. Fawcett founded an investment organization, Professional Assets Services, Inc., specializing in the financing of industrial product development and aviation projects. Through his involvement in these investment efforts he became involved with Bede Aircraft Corporation as a finance advisor. While at Bede, Mr. Fawcett met Mr. Mark Bettosini, and, together, formed AirBoss Aerospace.

From 1982 to 1988, Mr. Fawcett became affiliated with Columbus Testing Inc., a research and test facility in Columbus, Ohio, as an independent consultant. He became a professional witness in Washington D.C. on a structural building failure. During this period, he was a consultant to the US Naval Department and NRL (Naval Research Lab) concerning a major steam-pipe installation failure on the NRL facilities. From 1975 to 1981, Mr. Fawcett founded a construction company, MCEE/Shana Industries Corp., specializing in
industrial/steel construction.    During that time period, Mr.
Fawcett invented, and put into production, an on-site manufacturing process for metal building panels, which is still being used today. . Additionally, between 1981 to 1982, Mr. Fawcett managed, as program manager, a multimillion-dollar construction program in Lagos, Nigeria for a newspaper facility owned by IBRU Corporation. In 1982, he sold the construction and manufacturing company.

From 1979 to 1981, Mr. Fawcett owned, in partnership as an investment, an oil and gas drilling and exploration company, Riverside Drilling Corp./Cambrian Resources Corporation. The company was sold in 1981. Mr. Fawcett received a Bachelor of Science degree in Bio-chemistry/physics from Ohio State University.

Paul C. Spitzer, Director

Paul C. Spitzer, age 52, is a Director of the Company.  Since June
2000, Mr. Spitzer has been the branch office manager for First Union Securities located in La Jolla, California. As branch manager, he manages over $100,000,000 for more than 100 clients. From 1973 to 1985, Mr. Spitzer owned and operated a general construction firm in Sun Valley, Idaho. After relocating to San Diego, CA, he accepted a position in the securities industry with Stuart and James in March 1988.

In January 1990, Mr. Spitzer accepted a securities position at A.G. Edwards & Sons. At A.G. Edwards, he found and completed two corporate finance deals for Cobra Golf totaling over $60 million. These included both an Initial Public Offering and a follow-on (secondary) offering. Mr. Spitzer distinguished himself during this same time period by receiving both Presidents & Chairman's Council appointments. Beginning in 1968, Mr. Spitzer attended Idaho State University for four years.

(b)  Compliance with Section 16(a) of the Exchange Act.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 5 with respect to the fiscal year ended December 31, 2001 and subsequently, the Company is unaware that any required reports were not timely filed. The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934. It is the Company's intention to ensure, where possible, from the date of this filing forward, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001 and prior.




                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)          (b)        (c)     (d)       (e)             (f)           (g)           (h)

Skip Holm,     2001      0        0       0               0            0               0       0
President      2000      0        0       0               0            0               0       0



Executive Compensation

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company. If and when the Company has raised sufficient working capital, either through equity or through revenues, the Company will commence paying salaries. Additional benefits under the employment agreements include health, major medical and dental benefits as well as a life insurance policy with a death benefit of not less than $1,500,000. In addition, the Company will provide an automobile or monthly car allowance, such benefit not to exceed $600 per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 27, 2002 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner(1)            Beneficial         Class
                                                   Ownership(2)

Common Stock     Skip James Holm                   50,062,834(3)     45.65%
                 23401 Park Sorrento, #18
                 Calabasas, CA 91302

Common Stock     David Fawcett                     18,567,166        16.93%
                 23401 Park Sorrento, #18
                 Calabasas, CA 91302

Common Stock     Paul Spitzer                               0         0.00%
                 23401 Park Sorrento, #18
                 Calabasas, CA 91302

Common Stock     Holms Family Trust                24,146,667(3)     22.02%
                 23401 Park Sorrento, #18
                 Calabasas, CA 91302

Common Stock     Shares of all directors and       92,776,667        84.60%
                 executive officers as a group
                 (4 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

(3) This family trust is administered by Skip Holm, who has sole voting power for the shares owned by the trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and as not otherwise disclosed of in any other filing, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

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

                                           Bear Aerospace, Inc.



Dated:  July 6, 2002                       By: /s/  Skip Holm
                                           Skip Holm, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

                                           /s/ Skip Holm
                                           Skip Holm
                                           President/CEO/Director
July 6, 2002
                                          /s/ David Fawcett
                                          David Fawcett
                                          Secretary/Treasurer/Director
July 6, 2002
                                         /s/ Paul Spitzer
                                         Paul Spitzer
                                         Director
July 6, 2002

                          FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000

                      FORMING A PART OF ANNUAL REPORT
              PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                         Bear Aerospace Corporation

                            BEAR AEROSPACE, INC.
                      CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001
                          DECEMBER 31, 2000

                         BEAR AEROSPACE, INC.

                                CONTENTS

                                                                    Page

Independent Auditor's Report                                           1

Financial Statements
  Balance Sheets                                                       2
  Statements of Operations                                             3
  Statement of Changes in Stockholders' Equity                         4
  Statements of Cash Flows                                             5

Notes to Financial Statements                                        6-7

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bear Aerospace, Inc.
Calabasas, California


     I have audited the accompanying balance sheets of Bear Aerospace, Inc. as of December 31, 2001 and December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Aerospace as of December 31, 2001 and December 31, 2000, and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

Kurt D. Saliger, C. P. A.
May 09, 2002
Las Vegas, Nevada

                             BEAR AEROSPACE, INC.
                               BALANCE SHEETS

                                              December 31        December 31
                                                  2001               2000

                                    ASSETS

CURRENT ASSETS
 Cash                                         $     168         $     6,290
 Inventory                                      497,976              12,276
 Accounts Receivable                            213,447                   0
  TOTAL CURRENT ASSETS                        $ 711,591         $    18,566

PROPERTY AND EQUIPMENT, NET                   $ 162,000         $         0

OTHER ASSETS                                          0                   0
  TOTAL ASSETS                                $ 873,591         $    18,566

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                             CURRENT LIABILITIES

Accounts Payable                              $ 660,657         $   63,870
Accrued Liabilities                                   0                  0
Current Portion, Long Term Debt                       0                  0
  TOTAL CURRENT LIABILITIES                   $ 660,657         $   63,870

LONG-TERM DEBT                                        0                  0
STOCKHOLDERS' EQUITY
 Common Stock, $0.001 par value
 authorized 190,000,000 shares;
 issued and outstanding 750 shares                              $    2,278
109,666,667 shares                              109,667

Additional Paid in Capital                      340,305             47,179

Retained Earnings (Deficit)                    (237,038)           (94,761)
  TOTAL STOCKHOLDERS' EQUITY                  $ 212,934        $   (45,304)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 873,591        $    18,566

                See accompanying notes to financial statements.

                              BEAR AEROSPACE, INC.
                             STATEMENT OF OPERATIONS

                                                    For the        For the
                                                  year ended      year ended
                                                 December 31      December 31
                                                      2001           2000

REVENUES                                           $       0        $       0
COSTS OF REVENUES                                          0                0
GROSS PROFIT                                               0                0

OPERATING EXPENSES
Selling, general and administrative                  124,277           74,951
Depreciation                                          18,000                0
 TOTAL OPERATING EXPENSES                            142,277           74,951
 INCOME (LOSS) FROM OPERATIONS                      (142,277)         (74,951)

OTHER INCOME (EXPENSES)
Gain on sale of assets                                     0                0
Interest income                                            0                0

INCOME (LOSS0 BEFORE INCOME TAXES                   (142,277)
Income Taxes                                               0                0
  NET PROFIT (LOSS)                                 (142,277)         (74,951)

NET PROFIT (LOSS) PER SHARE                          (0.0013)       (114.6680)

AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                                109,666,667              750

                 See accompanying notes to financial statements.

                             BEAR AEROSPACE, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             December 31, 2001



Common Stock
                                       Number                          Additional        Retained
                                        of                             Paid In           Earnings
                                       Shares          Amount          Capital           (Deficit)
October 27, 1998
issued for cash                           750         $    2,278       $   35,168

Net (Loss) for
the period October 27,1998(Inception) to December 31 1998                                $  (11,872)

Balance Dec. 31, 1998                     750         $    2,278       $   35,168        $  (11,872)

Net Income January 1, 1999
to December 31, 1999                                                                     $    3,112

Balance Dec 31, 1999                      750         $    2,278       $   35,168        $   (8,760)

Additional capital                                                     $   12,011
Net (Loss) January 1, 2000
to December 31, 2000                                                                     $  (86,001)

Balance Dec. 31, 2000                     750         $    2,278       $    47,179       $  (94,761)

January 1, 2001
merger with Bearcraft Aviation LLC        750                          $   400,515

April 1, 2001
merger with Theinternetcorp.net   109,665,167         $  107,389       $  (107,389)

Net (Loss) January 1, 2001
to December 31, 2001                                                                     $ (142,277)

Balance June 30, 2001             109,666,667         $  109,667       $   340,305       $ (237,038)


                   See accompanying notes to financial statements.

                                  BEAR AEROSPACE, INC.
                                 STATEMENT OF CASH FLOWS

                                                     For the         For the
                                                   year ended       year ended
                                                   December 31      December 31
                                                       2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                  $  (142,277)$    $  (86,001)
Adjustments to reconcile net income
(loss) to cash provided by operating
activities:
 Depreciation                                           18,000               0
 Increase in accounts receivable                      (213,447)              0
 Increase in inventory                                (485,700)        (12,276)
 Increase in accounts payable                          596,787          76,079
 Increase in accrued liabilities                             0               0
 Decrease in accrued liabilities                             0               0
Net cash provided by operating activities             (226,637)        (22,198)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property & equipment                     (180,000)              0
Net cash (used in) investing activities               (180,000)              0

CASH FLOWS FROM FINANCING ACTIVITIES
 Issue common stock                                    400,515               0
 Net increase (decrease) in cash                        (6,122)        (22,198)
Cash, Beginning of Period                                6,290          28,488
Cash, Ending of Period                                     168           6,290

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

Cash and equivalents

For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001 and December 31, 2000.

Inventory

Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight line basis over the useful life of 5 years.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilative common stock equivalents had been converted to common stock. As of December 31, 2001 and December 31, 2000, the Company had no dilative common stock equivalents such as stock options.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following:

                                           December 31        December 31
                                                2001              2000

Leasehold improvements                      $      0           $      0
Manufacturing equipment                      180,000                  0
Computer equipment, office
Furniture and other                                0                  0
                                             180,000                  0
Less:  Accumulated depreciation              (18,000)                 0
                                             162,000                  0

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized common stock of Bear Aerospace consists of 109,666,667 shares issued and outstanding with a par value of $0.001.

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

(23)  Consent of Kurt D. Salinger, CPA is filed herein.