Form 10QSB
period 2002-03-31
BEAR AEROSPACE INC
filed 2002-07-15
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2002

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

     As of March 31, 2002, the Registrant had 109,666,667 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 30, 2002                                                3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002                                                4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002                                                5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             6

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     7

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               7

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           7

     ITEM 5.  OTHER INFORMATION                                             7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              7

SIGNATURE                                                                   7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                BEAR AEROSPACE, INC.
                                   BALANCE SHEET
                                   March 31, 2002

                                       ASSETS

CURRENT ASSETS
 Cash                                                            $     2,153
 Inventory                                                           497,976
 Accounts Receivable                                                 213,447
  TOTAL CURRENT ASSETS                                           $   713,576

PROPERTY AND EQUIPMENT, NET                                      $   153,000

OTHER ASSETS                                                               0

  TOTAL ASSETS                                                   $   866,576

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                $   708,657
 Accrued Liabilities                                                       0
 Current Portion, Long Term Debt                                           0
  TOTAL CURRENT LIABILITIES                                      $   708,657

LONG-TERM DEBT                                                             0

STOCKHOLDERS' EQUITY
 Common Stock, $0.001 par value
  authorized 190,000,000 shares;
  issued and outstanding 109,666,667 shares                      $   109,667
 Additional Paid in Capital                                          340,305
 Retained Earnings (Deficit)                                        (292,053)
  TOTAL STOCKHOLDERS' EQUITY                                     $   157,919

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   866,576

               See accompanying notes to financial statements.

                               BEAR AEROSPACE, INC.
                             STATEMENT OF OPERATIONS

                    For the three months ended March 31, 2002

REVENUES                                                         $         0
COSTS OF REVENUES                                                          0
 GROSS PROFIT                                                    $         0

OPERATING EXPENSES
 Selling, general and administrative                             $    46,015
 Depreciation                                                          9,000
  TOTAL OPERATING EXPENSES                                       $    55,015

INCOME (LOSS) FROM OPERATIONS                                    $   (55,015)
OTHER INCOME (EXPENSES)
 Gain on sale of assets                                                    0
 Interest income                                                           0

INCOME (LOSS) BEFORE INCOME TAXES                                $   (55,015)
 Income Taxes                                                              0

NET PROFIT (LOSS)                                                $   (55,015)

NET PROFIT (LOSS) PER SHARE                                             (nil)

AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                                                 109,666,667

                  See accompanying notes to financial statements.

                                BEAR AEROSPACE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   March 31, 2002





                                            Common Stock
                                       Number                                            Retained
                                        of           Additional        Paid In            Earnings
                                       Shares          Amount          Capital             (Deficit)

Balance December 31, 1998                 750        $    2,278        $   35,168        $  (11,872)

Net Income January 1, 1999
to December 31, 1999                                                                          3,112

Balance Dec 31, 1999                      750             2,278            35,168            (8,760)

Additional capital                                                         12,011

Net (Loss) January 1, 2000
to December 31, 2000                                                                        (86,001)

Balance Dec. 31, 2000                     750             2,278            47,179           (94,761)

January 1, 2001
merger with Bearcraft Aviation LLC        750                             400,515

April 1, 2001
merger with Theinternetcorp.net   109,665,167           107,389          (107,389)

Net (Loss) January 1, 2001
to December 31, 2001                                                                       (142,277)

Net (Loss) January 1, 2002
to March 31, 2002                                                                           (55,015)

Balance March 31, 2002            109,666,667           109,667           340,305           (292,053)






                        See accompanying notes to financial statements.

                                      BEAR AEROSPACE, INC.
                                     STATEMENT OF CASH FLOWS

                           For the three months ended March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 $   (55,015)
Adjustments to reconcile net income
(loss) to cash provided by operating activities:
 Depreciation                                                           9,000
 Increase in accounts receivable                                            0
 Increase in inventory                                                      0
 Increase in accounts payable                                          48,000
 Increase in accrued liabilities                                            0
 Decrease in accrued liabilities                                            0
Net cash provided by operating activities                               1,985

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property & equipment                                           0
Net cash (used in) investing activities                                     0

CASH FLOWS FROM FINANCING ACTIVITIES
 Issue common stock                                                         0
 Net increase (decrease) in cash                                        1,985
 Cash, Beginning of Period                                                168
 Cash, Ending of Period                                                 2,153

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

Cash and equivalents

For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002.

Inventory

Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight line basis over the useful life of five years.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of March 31, 2002002 and December 31, 2001 and 2000, the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following:

                                                       March 31, 2002

Leasehold improvements                                   $        0
Manufacturing equipment                                     180,000
Computer equipment, office Furniture and other                    0
                                                         $  180,000
Less:  Accumulated depreciation                          $  (27,000)
                                                         $  153,000

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized common stock of Bear Aerospace Corp. consists of 109,666,667 shares issued and outstanding with a par value of $0.001.

On October 27, 1998, the Company issued 750 shares of its common stock for $37,446 cash. On January 1, 2001, the Company completed a merger agreement with Bearcraft Aviation LLC whereby it issued 750 shares of its common stock for the assets and liabilities and member
equity of Bearcraft Aviation LLC. 	On April 1, 2001, the Company
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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted to security holders requiring a vote during the three-month period ending March 30, 2002.

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

Exhibit No                         Description

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