Form 10QSB
period 2002-06-30
BEAR AEROSPACE INC
filed 2002-08-16
CIK 1086147

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of June 30, 2002, the Registrant had 27,421,667 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              JUNE 30, 2002                                                  3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              JUNE 30, 2002                                                  4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              JUNE 30, 2002                                                  5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              6

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      7

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                7

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            7

     ITEM 5.  OTHER INFORMATION                                              7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               7

SIGNATURE                                                                    7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               BEAR AEROSPACE, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2002

                                      ASSETS

CURRENT ASSETS
 Cash                                                          $         705
 Inventory                                                           497,976
 Accounts Receivable                                                 213,447
  TOTAL CURRENT ASSETS                                               712,128

PROPERTY AND EQUIPMENT, NET                                          437,550

OTHER ASSETS                                                               0
  TOTAL ASSETS                                                     1,149,678

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                  1,052,657
 Accrued Liabilities                                                       0
 Current Portion, Long Term Debt                                           0
  TOTAL CURRENT LIABILITIES                                        1,052,657

LONG-TERM DEBT                                                             0

STOCKHOLDERS' EQUITY
 Common Stock, $0.001 par value authorized 190,000,000 shares;
 issued, reversed and outstanding 27,421,667 shares                  109,667
 Additional Paid in Capital                                          340,305
 Retained Earnings (Deficit)                                        (352,951)
  TOTAL STOCKHOLDERS' EQUITY                                          97,021
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      1,149,678

                See accompanying notes to financial statements

                              BEAR AEROSPACE, INC.
                            STATEMENT OF OPERATIONS

                                                                For the six
                                                                months ended
                                                                June 30, 2002

REVENUES                                                        $         0
COST OF REVENUES                                                          0
  GROSS PROFIT                                                            0

OPERATING EXPENSES
 Selling, general and administrative                                 82,463
 Depreciation                                                        33,450
  TOTAL OPERATING EXPENSES                                          115,913
  INCOME (LOSS) FROM OPERATIONS                                    (115,913)

OTHER INCOME (EXPENSES)
 Gain on sale of assets                                                   0
 Interest income                                                          0

INCOME (LOSS) BEFORE INCOME TAXES                                  (115,913)

 Income taxes                                                             0
  NET PROFIT (LOSS)                                                (115,913)

  NET PROFIT (LOSS) PER SHARE                                          (nil)

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING             27,421,667

                  See accompanying notes to financial statements

                               BEAR AEROSPACE, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  JUNE 30, 2002


                                                Common Stock

                                   Number                         Additional           Retained
                                     of                           Paid In              Earnings
                                   Shares         Amount          Capital              (Deficit)
Balance December 31, 1998                750     $     2,278      $  35,168           $(   11,872)

Net Income January 1, 1999
to December 31, 1999                                                                        3,112

Balance December 31, 1999                750           2,278         35,168                (8,760)

Additional Capital                                                                         12,011

Net (Loss) January 1, 2000
to December 31, 2000                                                                      (86,001)

Balance December 31, 2000                750           2,278         47,179               (94,761)

January 1, 2001 merger with
Bearcraft Aviation LLC                   750                        400,515

April 1, 2001 merger with
Theinternetcorp.net                              109,666,667        107,389              (107,389)

Net (Loss) January 1, 2001
to December 31, 2001                                                                     (142,277)

Net (Loss) January 1, 2002
to June 30, 2002                                                                         (115,913)

April 1, 2002 stock issued            20,000

April 28, 2002 Stock Reverse Split
4 to 1 Ratio

Balance June 30, 2002              27,421,667       109,667         340,305             (169,712)


               See accompanying notes to financial statements

                           BEAR AEROSPACE, INC.
                         STATEMENT OF CASH FLOWS

                                                              For the six
                                                              months ended
                                                              June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             $   (115,913)

Adjustments to reconcile net income (loss)
 to cash provided by operating activities:
 Depreciation                                                       33,450
 Increase in accounts receivable                                         0
 Increase in inventory                                                   0
 Increase in accounts payable                                      392,000
 Increase in accrued liabilities                                         0
 Decrease in accrued liabilities                                         0

Net cash provided by operating activities                          309,537

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                               (309,000)

Net cash (used in) investing activities                                  0

CASH FLOWS FROM FINANCING ACTIVITIES
 Issued common stock                                                     0
 Net increase (decrease) in cash                                     1,448
 Cash, Beginning of Period                                           2,153
 Cash, Ending of Period                                                705

                See accompanying notes to financial statements

                            BEAR AEROSPACE, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized October 27, 1998 under the laws of the State of North Dakota under the name of Bearcraft Aero Systems, Inc. The Company subsequently changed its name on November 7, 2000 to Bear Aerospace, Inc. The Company operates in the aircraft and aviation engine manufacturing industries.

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

Cash and Equivalents

     For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of June 30, 2002 and December 31, 2001 and 2000 and 1999, the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - PROPERTY AND EQUIPMENT

     The Company's property and equipment consisted of the following:

                                                        June 30, 2002

Leasehold improvements                                  $        0
Manufacturing equipment                                    489,000
Computer equipment, office, furniture and other                  0
                                                           489,000
Less:  Accumulated depreciation                            (51,450)
                                                           437,550

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

     On April 1, 2001, the Company completed a reverse merger agreement with Theinternetcorp.net whereby it issued 1,500 shares of its common stock for the 109,666,667 shares of common stock of Theinternetcorp.net.

     The Company has no preferred stock outstanding but is authorized to issue 10,000,000 shares with a par value of $0.001 per share.

NOTE 4 - REVERSE STOCK SPLIT

     On April 28, 2002 by unanimous vote of the Board of Directors of Bear Aerospace, Inc., all common stock issued and outstanding was reversed split by a ratio of four-to-one. Prior to reversal the outstanding shares were 109,666,667. After reversal the outstanding shares are 27,421,667.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were not any matters submitted to security holders requiring a vote during the three-month period ending June 30, 2002.

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

                                              Bear Aerospace, Inc.



Dated:  August 10, 2002                       By: /s/  Skip Holm
                                              Skip Holm, President

                                EXHIBIT INDEX

Exhibit No.                         Description

2 Exchange Agreement and Plan of Reorganization (incorporated by reference to in the Form 8-K filed on July 13, 2001).

3.1     Articles of Incorporation (incorporated by reference to Exhibit
        3.1 to the Registration Statement on Form 10-SB/A filed on May
        28, 1999).

3.2 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).

3.3 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2    Certification pursuant of Chief Financial Officer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                               Exhibit 99.1

In connection with the Quarterly Report of Bear Aerospace (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Skip Holm, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Skip Holm
Skip Holm, President

                              Exhibit 99.2

     In connection with the Quarterly Report of Bear Aerospace (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Fawcett, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  David Fawcett
David Fawcett, Treasurer