Form 10QSB
period 2002-09-30
BEAR AEROSPACE INC
filed 2002-11-19
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2002

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

     As of November 5, 2002, the Registrant had 27,449,668 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X  .

                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheet:
              September 30, 2002

              Condensed Consolidated Statements of Losses:
              Three Months and Nine Months Ended September 30, 2002
              and 2001

              Period October 27, 1998 (Date of Inception of
              Development Stage ) through September 30, 2002

              Condensed Consolidated Statement of Stockholders' Equity

              Period October 27, 1998 (Date o  Inception of
              Development Stage ) through September 30, 2002

              Condensed Consolidated Statements of Cash Flows:

              Nine Months Ended September 30, 2002 and 2001

              Period October 27, 1998 (Date of Inception of
              Development Stage) through September 30, 2002

Notes to Condensed Consolidated Financial Statements:
September 30, 2002

                           PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   BEAR AEROSPACE, INC.
                               (A Development Stage Company)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                            ASSETS

                                                            September 30 2002
                                                                Unaudited

CURRENT ASSETS:
Cash and equivalents                                           $      547
Inventories, at cost                                              497,976
Accounts receivable, net                                          213,447
  Total current assets                                            711,970

PROPERTY AND EQUIPMENT:
Furniture, equipment, and leasehold improvements, net             413,100

                                                               $1,125,070

                        LIABILITIES AND  STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to shareholders  and related parties                        1,075,257
  Total current liabilities                                     1,075,257

STOCKHOLDER'S EQUITY
Common stock, par value $.001
per share; 190,000,000 shares
authorized; 27,449,667  issued at
September 30, 2002                                                 27,450
Additional paid-in-capital                                       455,490
Deficiency accumulated during development stage                 (433,127)
  Total stockholder's equity                                      49,813
                                                               1,125,070

See accompanying notes to the unaudited condensed consolidated financial information

                                BEAR AEROSPACE, INC.
                             (A Development Stage Company)
                       CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                      (UNAUDITED)



                                                                                    For the period from
                                                                                      October 30, 1998
                                     Three months ended       Nine months ended      (date of inception)
                                         September 30           September 30         through September 30
                                     2002           2001      2002          2001              2002
Cost and Expenses:

Selling, General and administrative       50,726         273      138,189    75,224          465,810
Depreciation                              24,450           -       57,900         -           75,900
  Total Operating Expenses                75,176         273      196,089    75,224           541,710

Loss from Operations                     (75,176)       (273)    (196,089)  (75,224)         (541,710)

Other (net) Income                              -          -            -         -           108,344

Interest Income (Expenses)                      -          -            -         -               239

Income (taxes) benefit                          -          -            -         -                 -

Net (Loss)                            $   (75,176)   $   (273)  $ (196,089)  $(75,224)      $(433,127)

Loss per common share (basic and
assuming dilution                               -           -        (0.01)         -           (0.02)

Weighted average common shares
outstanding                            27,449,667  27,449,667   27,449,667     27,449,667  27,449,667


See accompanying notes to unaudited condensed consolidated financial information

                                       BEAR AEROSPACE, INC.
                                   (A Development Sage Company)
         CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD OCTOBER 27, 1998 (Date of Inception) TO SEPTEMBER 30, 2002



                                         Common Stock
                                                                  Additional          Deficit
                                                                   Paid-in         Accumulated
                                 Number of          Amount         Capital           During
                                   Shares                                          Development
                                                                                      Stage       Total
Shares issued in
October 1998 in
exchange for cash in
connection with
private placement at
$550 per share                           750        $    2,278     $   35,168       $      -    $   37,446
Net income (loss)                          -                 -              -        (11,872)      (11,872)
Balance at December 31, 1998             750             2,278         35,168        (11,872)       25,174
Net income (loss)                          -                 -              -          3,112         3,112
Balance at December 31, 1999             750             2,278         35,168         (8,760)       28,686
Capital contributed                        -                 -         12,011              -        12,011
Net income (loss)                          -                 -              -        (86,001)      (86,001)
Balance at December 31, 2000             750             2,278         47,179        (94,761)      (45,304)
Capital contributed in connection with
acquisition of  Bear Aviation LLC          -                 -        400,515              -       400,515
Shares issued in April 2001 in connection
with acquisition of Theinternetcorp.net,
Inc. at $.001 per share, as restated
for reverse stock split in April 2002  27,417,042       27,417        (27,417)             -             -
Retirement of Bear Aerospace, Inc.
shares in connection
with merger with The
internetcorp.net,Inc.                        (750)      (2,278)         2,278              -

Net income (loss)                               -            -              -       (142,277)     (142,277)

Balance at December 31, 2001           27,416,667       27,417        422,555       (237,038)      212,934

Shares issued in April 2002 in
exchange for previously incurred
debt at $.50 per share                      5,000            5          4,995              -         5,000

Shares issued in August 2002 in
exchange for services
rendered valued at
approximately $1 per share                 28,000           28         27,940              -        27,968

Net income (loss) for
the nine months ended
September 30, 2002                              -            -              -       (196,089)     (196,089)

Balance at September 30, 2002          27,449,667       27,450        455,490       (433,127)       49,813


The accompanying notes are an integral part of these financial statements

                                 BEAR AEROSPACE, INC.
                             (A Development Sage Company)
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD OCTOBER 27, 1998  (Date of Inception) TO SEPTEMBER 30, 2002



                                                                                      For the period from
                                                                                        October 27, 1998
                                                                                       (date of inception)
                                                             Nine Months Ended              through
                                                                September 30              September 30
                                                            2002          2001               2002
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                 $  (196,089)    (75,224)    $    (433,127)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities:
Common stock issued in exchange for
services rendered                                               27,968                        27,968
Common stock issued in exchange for
previously incurred debt                                         5,000                         5,000
Depreciation                                                    57,900                        75,900
Increase in inventories                                              -           -           (12,276)
NET CASH USED IN OPERATING ACTIVITIES                         (105,221)    (75,224)         (336,535)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures, net of disposals                        (309,000)    (80,000)         (489,000)

NET CASH USED IN INVESTING ACTIVITIES                         (309,000)    (80,000)         (489,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs                                              49,457
Proceeds from (repayments of) stockholder advances             414,600     150,089           776,625

NET CASH PROVIDED BY FINANCING ACTIVITIES                      414,600     150,089           826,082

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                    379      (5,135)              547
Cash and cash equivalents at the beginning of the period           168       6,290                 -
Cash and cash equivalents at the end of the period                 547       1,155               547

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                             -           -                -
Income taxes paid                                                    -           -                -
Non cash Investing and Financing Activities:
Issuance of  common stock in exchange
for previously incurred debt                                     5,000           -            5,000

Common stock issued for services                                27,968           -           27,968
Acquisition:
Assets Acquired                                                            699,147          699,147
Liabilities Assumed                                                        298,632          298,632
Common Stock issued                                                        400,515          400,515


See accompanying notes to the unaudited condensed consolidated financial information

                                   BEAR AEROSPACE, INC.
                               NOTES TO FINANCIAL STATEMENTS

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 310(b) of Regulation S-B, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Bear Aerospace, Inc.(the "Company") is in the development stage and its efforts have been principally devoted to developing an ultra-long range business jet. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from October 27, 1998 (date of inception) through September 30, 2002, the Company has accumulated losses of $ 433,127.

The consolidated financial statements include the accounts of the Company and its wholly-owned and partially-owned subsidiaries, Bearaerospace Poland, sp. zo.o. Bear Asia Aerospace, LTD.
Significant inter-company transactions have been eliminated in consolidation.

Capital Stock

In April 2002, the Company issued 20,000 shares of the Company's common stock to a vendor in exchange for $5,000 of goods. The
Company valued the shares issued at $.25 per share, which approximated the fair value of the goods received, which did not differ materially from the value of the shares issued.

In April 2002, the Company's Board of Directors approved a one (1) share for four (4) share reverse stock split. The accompanying financial statements have been restated to give effect for the reverse split.

In August 2002, the Company issued 28,000 shares of its common stock to vendors in exchange for previously incurred debt of $ 27,968.

ITEM 2.

(a)  Twelve Month Plan of Operation.

     In the year 2002 and into 2003, the Company will focus its attention on acquiring the funds necessary to implement its business plan by further developing its products lines, marketing development and deployment of its airplanes. The Company may focus on infrastructure, as well as possibly seeking strategic partners.

     The Company further intends to focus on the following:

     (1) The Company is in the development stages, and is expected to roll out its product through the next twelve months. Although delays have occurred, the Company is ready to move forward. The Company intends to position itself for a full-scale product launch. Further development and testing of the production model will be ongoing.

     (2) With the proper funding, the Company has already identified key personnel to enhance the Company and ensure the continued evolution and success of current products and to design and develop new technology.

     (3) The Company will seek out as to whether there is patent applications in its products or mechanical applications.

     (4) Where permissible, the Company intends to demonstrate its products to media and shareholders of the Company throughout the course of the next twelve months.

     (5) The Company will seek to expose its products through alliances with Investor/public relations firm, industry experts, media and other key professionals.

     (6) The Company will attempt to secure additional funding through traditional as well as non-traditional forms of funding.

     (7) The Company will seek alliances with original equipment manufacturers; retrofit market and related enterprises for its existing and future technology.

     (8) The Company may need to relocate its offices to a more spacious center that is able to house existing employees and anticipated expansion if the Company grows larger than its current operations

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     In August 2002, the Company issued 28,000 shares of its common stock to vendors in exchange for previously incurred debt of $27,968.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were not any matters submitted to security holders requiring a vote during the three-month period ending September 30, 2002.

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

                                              Bear Aerospace, Inc.



Dated:  November 18, 2002                     By: /s/  Skip Holm
                                              Skip Holm, President

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

3.2 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).

3.3 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2  Certification pursuant of Chief Financial Officer to 18 U.S.C.
      Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                                     CERTIFICATIONS

I, Skip Holm, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bear
Aerospace, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

 /s/ Skip Holm
Skip Holm, President

                                     CERTIFICATIONS


I, David Fawcett, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bear
Aerospace, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

 /s/ David Fawcett
David Fawcett, Treasurer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Bear Aerospace, Inc.

Dated: November 18, 2002                   By: /s/ Skip Holm
                                           Skip Holm, President