Form 10KSB
period 2002-12-31
BEAR AEROSPACE INC
filed 2003-10-24
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 000-26051

                              BEAR AEROSPACE, INC.
          (Exact name of registrant as specified in its charter)

                 Nevada                                     88-0424430
     (State of incorporation)                          (I.R.S. Employer
                                                       Identification No.)

      23401 Park Sorrento, Suite 18, Calabasas, California        91302
            (Address of principal executive offices)            (Zip Code)

             Registrant's telephone number:  (818) 225-0077

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                        Stock, $0.001 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90
days. Yes   No X

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

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of October 16, 2003, was 27,499,667.

                                   TABLE OF CONTENTS
                                                                       PAGE

PART I

ITEM 1.  Description of Business....................

ITEM 2.  Description of Property...................

ITEM 3.  Legal Proceedings.....................

ITEM 4.  Submission of Matters to a Vote of Security Holders..

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters......

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

ITEM 14.  Controls and Procedures...................

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

ITEM 1. BUSINESS.
INTRODUCTION

Bear Aerospace, Inc. was formed to manufacture certified aircraft that fill very specific niches in the general aviation market place. These niches include the newly developing light sport class of aircraft and light jet class. Moreover, Bear Aerospace is developing an entirely new class of aircraft. It is the ultra-long range light business jet. This class of aircraft is intended to bridge the light business jet with the long-range heavy business jet.

Bear Aerospace, Inc. intends to accomplish the above tasks by forming strategic partnerships with well established, internationally known aerospace manufacturing firms from the US, Poland and China. The Polish firms are Polskie Zaklady Lotcicze Mielec, Sp.z o.o., Institute of Aviation, Scientific Institute Poland, Polskie Zaklady Lotnicze Swidnik, Sp. z o.o.; the Chinese firms are Shenyang Aircraft Corporation and Xian Aircraft Company; and the US firms are Lockheed Martin corporation, Raytheon Missile systems, Pratt & Whitney and Williams International.

The formation of these strategic relationships will allow the Company to have both FAR and JAR certification capabilities; use of several million square feet of manufacturing facilities; access to numerous test facilities, dedicated support from specialized engineering staffs; as well as an international marketing capability at its disposal.

This capability is required to build three certified aircraft, as follows:

Mewa/Seneca II, a Piper Seneca derivative with SMA aero diesel engines; Bear Jet, a six-place single engine business jet; and Mini-Widebody, a light twin engine long-range eight-place business jet.

And one FAA approved aircraft, as follows:

Bear 360 sport and training aircraft.

Bear Aerospace's objective is to become a worldwide market leader in the sale and manufacture of small business and training aircraft. To achieve this objective, the Company intends to focus on the performance, efficiency, safety, and product value of its proposed aircraft.

The Company's strategy is to capitalize on the acknowledged current shortage of low-priced, high-performance aircraft, both for general and mission specific use. The Company believes that its ability to offer an aircraft, which outperforms competitive aircraft at a reduced cost, will enable the Company to penetrate the business, private, and government aircraft markets. Additionally, the Company intends to expend substantial resources on a worldwide sale and marketing program to position itself with potential customers.

Bear Aerospace believes that aircraft sales are heavily dependent on the quality, safety, and cost of their products. Accordingly, the Company intends to maintain high quality and safety standards, coupled with low cost, in all aspects of the design and manufacture of its proposed aircraft. For example, the Company believes that certain design features will allow future airline pilots to safely train in a turbine aircraft without the inherent high risk issues attendant with certain used aircraft (for example, Learjets), at a cost of one-third to one-quarter currently incurred in the marketplace.

Bear Aerospace believes that it will offer aircraft at a
comparatively low price by:

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

Bear Aerospace, Inc. (formerly known as Bearcraft Aerosystems Corp.) was formed on Oct 27, 1998. In Dec 2000, Bear Aerospace, Inc and Bearcraft Aviation LLC joined together and on Apr 1, 2001, did an exchange agreement with Theinternetcorp.net, Inc. The surviving corporation, after a name change back to Bear Aerospace, Inc., is now Bear Aerospace, Inc., a Nevada Corporation.

     - Bear Aerospace, Inc. was formed to produce and market modified General Electric T-58 turbine engines, currently in use by two aircraft that were designed by the Company's engineers. These aircraft, the Twin Jet and Viper Jet, are the only small class general aviation jets currently offered in the world.

Bearcraft Aviation LLC, established in 1997, produced metal aircraft designed by Sergei Yakovlev of Yakovlev Aircraft in Russia, to US Federal Aviation Regulation 23. The first aircraft from this joint effort was the Bear 360, a high performance two seat all metal low wing monoplane reminiscent of classic WWII aircraft like the Bearcat, Hellcat, and Skyraider.

Business
GENERAL
MARKET IN THE GENERAL AVIATION INDUSTRY

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

     - Lancair Company - builds the certified Columbia low wing all composite 4 place fixed gear aircraft. In addition, they produce the Lancair 4, 4P, and 360 kits. The Columbia sells for approximately $265,000, and the kits range from approximately $50,000 to $110,000.

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

     - Lancair Company - described above.

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

     - Maverick Twin Jet - They produce a 4-place twin-engine jet.

The kit sells for approximately $220,000 less engines.

     - Viper Jet - They produce a 2-place tandem single engine jet.

The kit sells for approximately $80,000 less engine.

     - Legend Aircraft - They produce a 2-place tandem single- engine turboprop. The kit sells for approximately $80,000 less engine.

Currently, several products are in-development that could be competitive products.

They are as follows:

     - Eclipse 500 - Twin-engine (Williams FJX) five-place jet;

     - Safire - Twin-engine (Agilis 800) six-place jet;

     - Century CA-100 - Twin-engine (Williams FJ-33) six-place jet;

     - Aerostar FJ-100 - Twin-engine (Williams FJ-33) six-place jet;

     - Vantage - Single engine (Pratt-Whitney JT-15) six-place jet.
       Of these development aircraft, only the Eclipse 500, the Company
       believes, has a legitimate chance of reaching market.   The Safire
       and Century are strictly paper designs and, currently, both are seeking financing, and have been doing so for several years. The Vantage is a flying prototype that the Company believes is not certifiable. Moreover, VisionAire, the developer of the Vantage has recently filed for Chapter 7 bankruptcy, and is now being liquidated.

     - Given the situation of not having a production facility or production line for the majority of the aircraft mentioned above, the marketing efforts for all five are remarkable. Each has offered their product on a pre-production basis. The aircraft can be secured with a refundable deposit paid in advance.

To date each manufacturer has the following sales totals:

     - Eclipse 500 - reported - 320 sales, $25,000 to $50,000 deposit, price - $837,500 reported - 1000 sales to Nimbus Fractional Ownership Company

     - Safire - reported - in excess of 700 sales, $8,000 deposit, price - $800,000

     - Century CA-100 - reported - 125 sales, $10,000 deposit, price -
       $2,700.000

     - Aerostar FJ-100 - reported - 53 sales, $10,000 deposit, price -
       $1,950,000

     - Vantage - reported - 223 sales, $50,000 to $100,000 deposit -
       $2,195,000

The sales totals are irrevocable evidence there is an immense demand for a light jet such as the Bear Jet. Moreover, given that the majority of the above projects will likely fail, there is a "ready made" customer base with "check in-hand" that will purchase a Company aircraft to satisfy their need for light high-speed transportation. Bear Aerospace, Inc. gains a decided advantage (unfair advantage) over all of the proposed competition listed above in certification and production capability. Every aircraft company listed above has a common flaw, in that, without exception, none of these companies has ever certified an aircraft, or has a production facility.

The Company believes it has a tremendous advantage over the listed competition because of the Joint Venture with the Polish Aviation Institute and PZL Mielec and PZL Swidnik. By forming these Joint Ventures, The Company is afforded the infrastructure to build prototypes, FAR/JAR certify, and ultimately produce the aircraft without the attendant costs associated with new program ramp-up. The Institute is the FAR/JAR certifying authority, therefore, the team does not have to be created to perform the task. PZL Mielec and PZL Swidnik have a long history of producing certified aircraft, therefore, the Production Certificate standards and procedures are already in place. As can be seen, this eliminates major development costs that do not have to be amortized across the product cost. The advantages above are even further enhanced by the fact that the Polish government is granting the Bear Jet program offset status. Essentially, this means that if any foreign company sells military goods, or such, into Poland, they are required to take a percentage of that sale and re-invest in Poland. The Company product, the Bear Jet aircraft, will be the vehicle for the selling company to re-invest in, as it has recently received Polish government approval, thus giving the Company a decided advantage over its competition in all respects.

Moreover, the Company, via China, has access to very low cost highly qualified engineers, assembly personnel, and facilities. This equates to an approximate 60% to 70% saving over United States costs, plus opens up the entire Asian market for sales of aircraft to this region. Xian Aircraft Company and Shenyang Aircraft Corporation, two of the largest aircraft manufacturing facilities in China, are presently building component FAR/JAR aircraft parts for Boeing and Airbus aircraft, so will produce Company products to FAR/JAR standards.

BEAR AEROSPACE's PRODUCT LINE

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

     - The Bear Jet is a 6-seat single-engine general aviation jet aircraft designed for the utility class with a range of approximately 1200 nautical miles and cruise speeds in excess of 400 miles per hour. In essence, the Bear Jet is designed to become the 21st century Beechcraft Bonanza but with twice the performance.

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

     - The Bear 360 is a high-performance, two seat all metal low wing monoplane reminiscent of classic WWII aircraft like the Bearcat,
       Hellcat, and Skyraider.   It has 220 knot cross country performance,
       exemplary acrobatic capability, and excellent formation handling characteristics. The prototype Bear 360 has completed flight-testing at the Bear Aerospace Test Facility at California City Airport, California.

COMPANY FAR & JAR CERTIFIED AIRCRAFT

Mewa/Seneca II production

To expand and create an additional product line, the Company purchased the already designed, certified, and licensed Seneca II aircraft production line for $488,000. The Mielec factory had manufactured and mass-produced the Mewa/Seneca II aircraft in Poland in the recent past.

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

The Company purchased two complete Mewa/Seneca II production lines. One line is installed in Mielec, and the other will be installed at Xian in China. Xian has committed $2 million to move, install, and start production of the second line. This production line will be moved, installed, and production started under a 4rd quarter 2002 joint venture between Bear Asia and Xian.

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

The Mewa/Seneca D aircraft is designed to address both existing and new market segments. Existing segments include owner/pilots and corporate flight departments. New market segments, expected to be created as a result of the Mewa/Seneda D, include air limo services, same-day freight, and flight training, small regional scheduled air service.

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

The Bear Jet is powered by a Williams FJ-44 turbofan engine.   The
thrust availability is approximately 2300 pounds. This allows a 400 plus knot cruise speed with a range of approximately 1400 nautical miles.

The aircraft will be prototyped and certified in Poland under a newly formed Joint Venture between Bear Aerospace, PZL, and the Polish Aviation Institute. By forming the Joint venture, Bear is afforded the infrastructure to build the prototype, certify, and final assemble the aircraft without the attendant costs associated with new program ramp-up. All sub-assemblies will be produced in China. The financing for the program will come from a joint funding effort between the Company and Xian or Shenyang, Chinese companies, as well as through off-set funding in Poland.

PZL and the Aviation Institute have a long history of certifying aircraft, therefore the management systems and test facilities requisite to perform such tasks are already in place. Moreover, PZL owns or controls several million square feet of manufacturing facilities that will be at the disposal of the Joint Venture.

MINI -WIDEBODY

The Company, through Bear Asia, is completing a joint venture agreement with Xian Aircraft, for the development of composite aircraft such as the Mini-Widebody. Xian is a major aerospace firm in China that specialized in the development and manufacturing of military aircraft. The total value of the development and certification program is approximately $25 million. Like the Bear Jet program, the funding for this program will be acquired through private financing in China.

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

     - Bear Poland will assist in setting up the production line in China (supply prints of tooling etc. as well as supply training personnel under contract to Xian);

     - The Poland production line will service Europe and the Americas;

     - The China production line will service Asia, America and the Pacific Rim;

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

The overall concept in design, fabrication, and assembly processes allows the Mini-Widebody aircraft to be designed, fabricated and assembled for costs significantly less than more conventional processes. The current cost predictions forecast a sales price of less than $5,000,000. This price is comparable to the Cessna Citation Jet, but the Mini-Widebody has almost twice the range.

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

The Bear 360 is a high performance two seat all metal low wing monoplane reminiscent of classic WWII aircraft like the Bearcat, Hellcat, and Skyraider with unexcelled 220 knot cross country performance, exemplary acrobatic capability, and excellent formation handling characteristics. The company will start production in the first quarter of 2003, and deliveries will begin in the fall of 2003. Several additional aircraft designs have been completed and will be launched at a later date. These aircraft include the Turbo Bear (a turbine powered version of the Bear 360) and the Badger (a turbine powered high wing cargo aircraft for use by customers such as Federal Express and United Parcel Service).

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

Currently, there are only two competitors in the FAA experimental market place to the Bear 360. They are as follows:

A. Viper Jet - They produce a 2-place tandem single engine jet. The kit sells for approximately $80,000, without an engine.

B. Legend Aircraft - They produce a 2-place tandem single engine turboprop. The kit sells for approximately $80,000, without an engine.

Fully assembled and ready to fly, the above competitor aircraft cost approximately $250,000 each. The Bear 360 is being sold for between $125,000 to $175,000, depending on the options that may be selected.

Strategic Partnerships

Bear Aerospace, Inc., on Feb 26, 2002, formed a wholly-owned company called Bearaerospace Poland sp. zo.o. in Poland.

     - Bear Aerospace, on Oct 4, 2001, entered into a Joint Venture with the Polish Aviation Institute, a design and certification authority in Poland. The Institute, founded in 1926 and analogous to both NASA and the FAA in the U.S., is responsible for; (a) research and development activity in aerodynamics, flight mechanics, and structural strength; (b) development work in basic fields connected with aviation; and (c) design, testing, and certificate approval of all aviation equipment for the Polish aviation industry.

     - Bear Aerospace, on Sep 27, 2001, also entered into a separate
       Letter of Intent with PZL Mielec in Poland to form a Joint Venture to build and certify aircraft. PZL, a wholly-owned government company, is a major international aerospace firm that has been in existence since 1928. Over this period, approximately 17,000 new civil and military aircraft were built in this PZL Mielec production facility, and today, PZL Mielec is the largest Polish manufacturing and exporter of various types of aircraft.

     - The formation of these two Joint Ventures will afford the Company access to several million square feet of manufacturing facilities. Moreover, with this association, the Company has FAR/JAR certification capability, as well as numerous test facilities, specialized engineering staffs and international marketing capability at its disposal.

     - The above stated capability is required to build three certified aircraft: the Bear Jet, a six-place single engine business jet; the Mewa, a Piper Seneca derivative with SMA aero diesel-engines; and the Mini-Widebody, a light twin engine long range eight-place business jet.

On Sep 26, 2002, Bear Aerospace Poland entered into a Memorandum of Understanding with the Lockheed Martin corporation, KPMG Poland, Raytheon Missile systems, and the Pratt and Whitney corporation to develop the Bearjet and I-23 aircraft as part of the U.S. industrial cooperation effort with Polish Aviation industries.

CHINA HISTORY / STRATEGIC PARTNERSHIPS

Bear Asia, a company in-formation in China, is in the aerospace business of manufacturing general aviation aircraft in China. Bear Asia is in the business of marketing and selling these aircraft (both fixed wing and helicopters) into the immense and rapidly growing Chinese market, plus the rest of the world. Bear Asia, through Bear Aerospace, Inc. USA has signed agreements with the two of the four largest aerospace manufacturers in China. They are as follows:

     - On Feb 4, 2002, a Memorandum of Understanding was signed between parties from Bear Aerospace, Inc. US, Polskie Zaklady Lotnicze Mielec, Sp.z o.o., Institute of Aviation, Scientific Institute Poland, Polskie Zaklady Lotnicze Swidnik, Sp. z o.o., and Shenyang Aircraft Company mutual cooperation to assist each other in the development, certification, production and sale of aircraft and ancillary products between the US, Poland and China.

     - On August 8, 2002, Bear Aerospace signed an Agreement with the Xian city local government to produce the Chinese version of the Seneca, based on the Mewa license that was purchased this year from the PZL Mielec Syndyk. Bear Aerospace intends to manufacture this plane both in Poland and China to the Mewa diesel standard.

     - Bear Aerospace, Inc., on Aug 10, 2002, entered into a MOU with Shenyang Aerospace for the co-development of the Mini-Widebody aircraft between Poland and China, co-production of various Poland-China aircraft, as well as development of Shenyang only aircraft.

Xian Aircraft Company and Shenyang Aircraft Corporation, two of the largest aircraft manufacturing facilities in China, are presently building component FAR/JAR aircraft parts for Boeing and Airbus aircraft, so will produce Company products to FAR/JAR standards.

     - The total value of the development and certification program is approximately $25 million for the Mini-Widebody program, $16 million for the Bear Jet program, and $10 million for other aircraft co-productions or development.

Additionally, as part of the Aug 8, 2002 Agreement, Bear Aerospace signed a Letter of Intent with the Xian authority for the development of future aircraft, one being a 12 -passenger three-engine commuter derivative of the Mini-Widebody. The new operating entity (new company jointly owned by Bear and Xian) is being formed in China, and formal approval from the Chinese for the formation of aforementioned company is expected this year.

The State Council Office, who has the responsibility of implementing Economic Systems for the PRC, on Aug 16, 2002, issued a Letter of Support for the Company in its endeavor to establish General Aviation Manufacturing in China. The State Council Office, through the International Center for Restructuring the Economic Systems of the PRC, further agreed to assist us in coordinating with the government, as well as supporting the Company plan of establishing the first

General Aviation Manufacturing facility in China.

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

Employees

As of December 31, 2002, the Company had two employees, who will devote that amount of time necessary to properly fulfill their duties. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

The Issuer rents office space at 23401 Park Sorrento, Suite 18, Calabasas, California 91302 and rents airplane hangar space at Van Nuys Airport and California City Hangar. The combined total of space from the office space and the two airports is 6200 square feet. The Issuer believes that the office and hangar space rented is adequate for the issuer's needs in the near future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fiscal year 2002 to a vote of the security holders other than those matters discussed in any Form 8-K filings by the Company.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There was no public trading market for the issuer's securities in 2001 or in 2002 to date. As of April 1, 2003, there were approximately 44 holders of record of the Company's common stock. The Company currently is in the process of having its common stock listed on the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. ("NASD"), although no assurances can be given that this listing will occur.
The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

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

Transfer Agent

Atlas Stock Transfer Corp., 5899 South State St., Salt Lake City,
Utah 84107 is the Company's transfer agent.

ITEM 6. PLAN OF OPERATION.

(a)  Twelve Month Plan of Operation.

In the year 2003, the Company will focus its attention on acquiring the funds necessary to implement its business plan by further developing its products lines, marketing development and deployment of its airplanes. The Company may focus on infrastructure, as well as possibly seeking strategic partners.
The Company further intends to focus on the following:

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Audit's Opinion Expresses Doubt About The Company's Ability To
Continue As a "Going Concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the year ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's recurring losses from operations. If the Company is unable to generate cash flow to meet its obligations and sustain operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE
RESULTS.

The Company has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their modular buildings and related products. The Company expects negative cash flow from operations to continue for the next four (4) quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS.

The Company's annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for manufactured modular buildings; seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the modular building industry. The Company's annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Part IV.

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

Skip James Holm, Director

Skip James Holm, age 59, is a Director and President of the Company and Bear Aerospace, Inc. From 1996 to 2000, he was president of both Bearcraft Aviation LLC and Bear Aerospace, Inc. From Oct. of 1966 to Aug. 1978, he served in the United States Air Force. He left the Air Force as a Major and entered the reserves. Mr. Holm retired from the Reserves in Dec. 1990 as a Lt. Colonel.

Mr. Holm had a very distinguished career as a fighter combat/test pilot while in service. He currently holds the US record with over 1000 actual combat hours, and has received no less than 42 medals, decorations, and awards. These included three Distinguished Flying Crosses and 25 Air Combat Medals. From 1978 to 1994, Mr. Holm served as an engineering test pilot for Lockheed Aircraft, "Skunk Works" division. During his employment with Lockheed, he was an engineering test pilot team member for cockpit and system design reviews, aircraft design reviews, flight test, production test, production acceptance, and flight test reporting on F-22, F-117, U-2R, TR-1 programs and numerous other classified fighter aircraft projects.

From 1999 to 2000, Mr. Holm served on the Board of Directors for
Platforms International Corporation, a publicly traded company.
During his involvement with Platforms, he acted as a contract Director of Flight Operations for the company and its affiliates.

In September 2002, Mr. Holm won the prestigious Unlimited Reno Air Races, which he also won in 1981, 1984 and 2000. Mr. Holm has a BS in aeronautical engineering from North Dakota State in 1966 and a MS in aeronautical engineering/system management from University of Southern California in 1976.

David J. Fawcett, Director

David J. Fawcett, age 52, is a Director and Executive Vice-President, Secretary, Treasurer of the Company and Bear Aerospace, Inc. From 1998 to 2002, he was vice-president of Bear Aerospace, Inc. Bear designs small general aviation jet aircraft and Mr. Fawcett has general oversight on program development and day-to-day operations.

From 1995 to 2001, he was a partner in AirBoss Aerospace, a partnership with offices in Reno, Nevada and Colorado Springs,
Colorado.   At AirBoss, Mr. Fawcett worked on 10 aircraft design
programs as an airframe configurator and on 17 other programs as a financial advisory, system designer, or flight-test consultant.
From 1979 to 1981, Mr. Fawcett owned an oil and gas drilling and exploration company, Riverside Drilling Corp./Cambrian Resources Corporation. The company was sold in 1981. In 1981 to 1982, Mr. Fawcett managed, as program manager, a multimillion-dollar construction program in Lagos, Nigeria for a newspaper facility owned by IBRU Corporation.

From 1975 to 1981, Mr. Fawcett founded a construction company
specializing in industrial/steel construction.    During that time
period, Mr. Fawcett invented, and put into production, an on-site manufacturing process for metal building panels, which is still being used today. In 1982, he sold the construction and manufacturing company. From 1982 to 1988, Mr. Fawcett became affiliated with Columbus Testing Inc., a research and test facility in Columbus, Ohio, as an independent consultant. He became a professional witness in Washington D.C. on a structural building failure. During this period, he was a consultant to the US Naval Department and NRL (Naval Research Lab) concerning a major steam-pipe installation failure on the NRL facilities.

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

Mark M. Bettosini

Mark M. Bettosini, age 39, is Vice-President of Engineering for Bear Aerospace, Inc. From 1995 to 2000, he was a partner and founder in AirBoss Aerospace Corporation. During his tenure with AirBoss Aerospace, he worked as a design engineer for small general aviation jet aircraft. In 1991, Mr. Bettosini joined the US Marine Corp and served as a helicopter crew chief, mechanic, and inspector.

During his service history, he received a Commanding General's Letter of Commendation for outstanding efforts in effectuating an emergency overseas helicopter deployment. In 1992, Mr. Bettosini was employed by Aircraft Designs, Inc. as an aeronautical engineer where he had oversight in the development of two high performance aircraft. In 1994, he was employed by Bede Aircraft Corporation as chief engineer to identify and resolve engineering problems inherent in a new aircraft design.

In 1995, Mr. Bettosini established AirBoss Aerospace where he performed design services. Mr. Bettosini has expertise, recognized by the experimental aviation community, in structural design (FEA, etc.), stability and control, flight control systems, and flutter analysis. He has authored two aerospace engineering books; Modern Propeller and Duct Design, and Subsonic Aircraft Stability. The books were published by Aircraft Designs, Inc., Mr. Bettosini's ex-employer. Mr. Bettosini received a BS in aerospace engineering from San Jose State in 1992.

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

Based solely on a review of the Forms 5 with respect to the fiscal year ended December 31, 2002 and subsequently, the Company is unaware that any required reports were not timely filed. The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002 and prior.





                                       Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

Skip Holm      2002       0        0       0               0           0               0         0
President      2001       0        0       0               0           0               0         0
               2000       0        0       0               0           0               0         0



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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 1, 2003 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class    Name and Address                    Amount         Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                  Ownership (2)

Common Stock      Skip James Holm                 12,465,709(3)         45.42%
                  23401 Park Sorrento
                  #18
                  Calabasas, CA 91302

Common Stock      David Fawcett,                   4,641,792            16.91%
                  23401 Park Sorrento
                  #18
                  Calabasas, CA 91302

Common Stock      Holms Family Trust               6,006,667(3)         21.89%
                  23401 Park Sorrento
                  #18
                  Calabasas, CA 91302

Common Stock      Shares of all directors and     23,114,168            84.22%
                  executive officers as a group (2
                  persons)

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

ITEM 14.  CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   CERTIFICATION

I, Skip Holm, certify that:

1.   I have reviewed this report on Form 10-KSB of Bear Aerospace;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  October 16, 2003

 /s/ Skip Holm
Skip Holm, President and CEO


                               CERTIFICATION


I, David Fawcett, certify that:

1.   I have reviewed this report on Form 10-KSB of Bear Aerospace;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  October 16, 2003

 /s/ David Fawcett
David Fawcett, Treasurer


                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bear Aerospace, Inc.



Dated:  October 16, 2003               By: /s/  Skip Holm
                                       Skip Holm, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature             Title                                   Date

/s/ Skip Holm         President/CEO/Director                October 16, 2003
Skip Holm

/s/ David Fawcett     Secretary/Treasurer/Director          October 16, 2003
David Fawcett

                           FINANCIAL STATEMENTS AND SCHEDULES
                                     DECEMBER 31, 2002
                             FORMING A PART OF ANNUAL REPORT
                     PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                                   BEAR AEROSPACE INC.
                              (A DEVELOPMENT STAGE COMPANY)

                           INDEX TO FINANCIAL STATEMENTS
                                                                   Page

Report of Independent Certified Public Accountants

Consolidated Balance sheet at December 31, 2002

Consolidated Statement of Losses for the years ended December 31, 2002 and 2001 and for the period October 27,1998 (date of inception) to December 31, 2002

Consolidated Statement of Deficiency  in
Stockholders' Equity for the period October
27,1998 (date of inception) to December 31, 2002

Consolidated Statement of Cash flows for the years ended December 31, 2002 and 2001 and for the period October 27, 1998 (date of inception) to December 31, 2002

Notes to Consolidated Financial Statements



RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Bear Aerospace, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheet of Bear Aerospace, Inc. (a development stage company) as of December 31, 2002, and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the year ended December 31, 2001 and the period October 27, 1998 (date of inception) through December 31, 2001 were audited by another auditor whose report dated May 9,2002 on those statements included an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bear Aerospace Inc (a development stage company) as of December 31, 2002, and the results of its operations, stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company has had recurring operating losses for the past several years. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /s/ RUSSELL BEDFORD STEFANOU MIRCHADANI LLP
New York, New York               Russell Bedford Stefanou Mirchandani LLP
April 4, 2003

                                 BEAR AEROSPACE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

ASSETS

Current Assets:
        Cash                                                      $     11,317
  Total Current Assets                                                  11,317

Other Assets, net (Note C)                                             556,188

                                                                       567,505

                LIABILITIES AND DEFICIENCY STOCKHOLDERS' EQUITY

Current Liabilities:
    Due to shareholders and related parties                          1,086,027
   Total Current Liabilities                                         1,086,027

Commitments and Contingencies (Note I)
Deficiency in Stockholders' Equity:
Preferred stock, $0.001 par value,
authorized 10,000,000 shares; none
issued and outstanding                                                       -
Common Stock, $0.001 par value,
authorized 190,000,000 shares;
27,449,667 shares issued and
outstanding                                                             27,450
Additional Paid in Capital                                             465,980
Accumulated Deficit                                                 (1,011,952)
  Total Deficiency in Stockholders' Equity                            (518,522)

                                                                       567,505

                See accompanying notes to financial statements

                                  BEAR AEROSPACE, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF LOSSES



                                     For the year ended    For the year ended    For the period from
                                      December 31, 2002     December 31, 2001     October 27, 1998 (date
                                                            (as restated            of Inception)
                                                             - Note L)           To December 31,2002
Costs and Expenses:
Selling, general and administrative    $     457,126         $     124,277        $    784,747
Amortization and depreciation                 92,698                18,000             370,788
Total Operating Expenses                     549,824               142,277           1,155,535
Loss from Operations                        (549,824)             (142,277)        (1,155,535)
Other income                                  35,000                     -            143,344
Income (taxes) benefit                             -                     -                239
Net Loss                                    (514,824)             (142,277)        (1,011,952)

Prior period adjustment -correction
of error (Note L)                                                 (260,090)                 -

Net Loss                                    (514,824)             (402,367)        (1,011,952)
Net Loss per share (basic and assuming
dilution)                                      (0.02)                (0.01)
Weighted Average Common Shares
Outstanding                               27,430,708            27,416,667


                       See accompanying notes to financial statements

                                  BEAR AEROSPACE, INC.
                             ( A DEVELOPMENT STAGE COMPANY )
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD OCTOBER 27, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2002



                      Preferred     Preferred     Common      Common       Add'l       Deficit
                       Stock         Stock        Stock       Stock       Paid in     Accumulated
                       Shares        Amount       Shares      Amount       Capital     During
                                                                                         Dev
                                                                                         Stage     Total

Shares issued in October
27, 1998 for cash at $
50 per share, net
                              -            -          750     $   2,278   $   35,168  $     -    $  37,446
Net (Loss) for the period     -            -            -             -            -   (11,872)    (11,872)
Balance at December 31,
1998                          -            -          750         2,278       35,168   (11,872)     25,174
Net Income for the
Period                        -            -            -             -            -     3,112       3,112
Balance at December 31,
1999                          -            -          750         2,278       35,168    (8,760)     28,686
Capital contributed by
Shareholders                  -            -            -             -       12,011         -      12,011
Net (Loss) for the
Period                        -            -            -             -            -   (86,001)   (86,011)
Balance at December 31,
2000                          -            -          750         2,278       47,179   (94,761)   (45,304)
Shares issued on April
1, 2001 in connection
with acquisition of Bear
Aviation LLC                  -            -          750             -      400,515         -    400,515
Common shares issued  in
connection with merger
of  Bear Aerospace, Inc.
and Theinternetcorp.net,
in April 2001 , as
restated                      -            -  24,126,667         24,127      (24,127)        -          -
Common shares issued in
April 2001  in
connection with
acquisition of
Theinternetcorp.net ,
Inc., as restated;
valued at $.001 per
share                         -            -   3,290,000          3,290            -         -      3,290
Retirement of Bear
Aerospace, Inc. shares
in connection with
merger with The
Internetcorp.net, Inc         -            -      (1,500)        (2,278)       2,278         -          -
Net (Loss) for the
Period                        -            -           -              -            -  (402,367)  (402,367)
Balance at December 31,
2001, as restated             -            -  27,416,667         27,417      425,845  (497,128)   (43,865)
Shares issued in April
2002 in exchange for
previously incurred debt
at $ 1 per share              -            -       5,000              5        4,995         -      5,000
Shares issued in August
2002 in exchange for
services rendered valued
at approximately $ 1 per
share                         -            -      28,000             28       27,940         -     27,968
Operating expenses
incurred by principal
shareholder (Notes E & I )
                              -            -           -              -        7,200         -      7,200
Net (loss) for the
period                        -            -           -              -            -  (514,824)  (514,824)
Balance at December 31,
2002                          -            -   27,449,667        27,450      465,980 (1,011,952) (518,522)


See accompanying notes to financial statements

                                 BEAR AEROSPACE, INC.
                            ( A DEVELOPMENT STAGE COMPANY )
                         CONSOLIDATED STATEMENT OF CASHFLOWS





                                     For the year ended    For the year ended    For the period from
                                      December 31, 2002     December 31, 2001     October 27, 1998 (date
                                                            (as restated            of Inception)
                                                             - Note L)           To December 31,2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                       $    (514,824)        $    (402,367)       $      (1,011,952)
Adjustments to reconcile net income
(loss) to cash provided
by operating activities

Common stock issued in exchange for
services rendered                              27,968                     -                   27,968
Common stock issued in
exchange for previously
incurred debt                                   5,000                     -                    5,000
Expenses paid by principal shareholder          7,200                                          7,200
Loss on sale of Other assets                   25,000                                         25,000
Depreciation and amortization (as
restated -Note L)                              92,698               278,090                  370,788
Write off of Accounts Receivable              213,447                                        213,447
Increase  in Accounts receivable                    -              (213,447)                (213,447)
Net cash used in operating activities        (143,511)             (337,724)                (575,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other assets                     (309,000)             (665,700)                (986,976)
Disposals of Other assets                      35,000                     -                   35,000
Net cash (used in) investing activities      (274,000)             (665,700)                (951,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from  related parties,
Net                                           425,370               596,787                1,086,027
Proceeds from sale of common stock, net         3,290               400,515                  453,262
Net cash provided by financing activities     428,660               997,302                1,539,289
Net increase ( decrease ) in cash              11,149                (6,122)                  11,317
Cash, Beginning of Period                         168                 6,290                        -
Cash, Ending of Period                         11,317                   168                   11,317

Supplemental Disclosures :
Cash paid for interest                              -                     -                        -
Cash paid for taxes                                 -                     -                        -

Non cash Disclosures :
Common stock issued for services               27,968                     -                   27,968
Common stock issued for debt                    5,000                     -                    5,000
Operating expenses incurred by principal
Shareholder                                     7,200                     -                    7,200



See accompanying notes to financial statements

                              BEAR AEROSPACE, INC.
                         A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Bear Aerospace, Inc. (the "Company") , formerly Theinternetcorp.net, Inc. , was formed on October 27, 1998 under the laws of the State of Nevada. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (" SFAS No.7 " ) . The Company's efforts have been principally devoted to developing an ultra-long range business jet. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2002, the Company has accumulated losses of $ 1,011,952.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bearaerospace Poland sp zoo. Significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company follows a policy of recognizing revenues as services are rendered or at the time the product is shipped to or picked up by customers.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions about the carrying amounts of reported assets and liabilities and related disclosures. Actual results could differ from those estimates. Significant estimates used in these financial statements include, but are not limited to, accounting for allowance for doubtful debts, contingencies, amortization , depreciation and impairment of property and equipment, deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions are reflected in the financial statements prospectively from the date of the change in estimate.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank deposit accounts and short term , highly liquid maturities of three months or less at the date of the date of purchase. Cash equivalents are carried at amortized cost, which approximate fair value.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No.144 ( SFAS 144 ). The Statement requires that long lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break even operating results over an extended period. The Company evaluates the recoverability of long lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No.144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment/Other Assets

Property and equipments are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives.

Net Loss Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2002 and 2001, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. .

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Income Taxes

The Company follows Statement of Financial Accounting Standard
No.109, Accounting for Income Taxes ( SFAS 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available Evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non current depending on the periods in which the temporary differences are expected to reverse.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 ( SFAS No.148 ), " Accounting for Stock-based Compensation- Transition and Disclosure-an amendment of SFAS 123 ". This statement amends SFAS No.123, " Accounting for stock based Compensation " to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as excess , if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002.

The following table illustrate the effect on net loss and net loss per share had the company accounted for stock options to employees under the fair value recognition provisions of SFAS No.123.

                                                      Year Ended December 31
                                                      2002              2001
                                                                      (restated
                                                                       - see
                                                                       Note L)

Net loss as reported                                 $   (514,824)  $ (402,367)
Stock based employee compensation
included in reported net loss                                   -            -
Total stock-based employee
compensation expense determined under
fair value method for all awards                                -            -
Pro forma net loss                                       (514,824)    (402,367)

Basic and diluted net loss per share
As reported                                                 (0.02)       (0.01)
Proforma                                                    (0.02)       (0.01)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the years ended December 31, 2002 and 2001, and for the period from November 3, 1999 (date of inception) to December 31, 2002.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $ 1,011,952 from its inception through December 31, 2002. The Company's current liabilities exceeded its current assets by $ 1,074,710 as of December 31, 2002.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Recent pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB
Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after

December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after

January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts ( collectively referred to as derivatives ) and for hedging activities under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In May 2003, the FASB issued Statement No.150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

NOTE B- MERGER

On April 1, 2001, Bear Aerospace, Inc., a company formed under the laws of the state of North Dakota ("Bear") completed an Agreement and Plan of Reorganization ("Agreement") with Theinternetcorp.net, Inc. ("TICN") in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of TICN was $1. From TICN's inception, until the date of the merger, TICN was an inactive corporation with no assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, TICN changed its name to Bear Aerospace, Inc. ("Company"), with Bear Aerospace, Inc. becoming a wholly owned subsidiary of the Company.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by former Bear Aerospace, Inc. stockholders were exchanged for an aggregate of 24,126,667 shares of TCIN 's common stock. The value of the stock that was issued was the historical cost of TCIN's net tangible assets, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses. In accordance with Accounting Principles Opinion No. 16, Bear Aerospace, Inc. is the acquiring entity.

The total purchase price and carrying value of net assets acquired of TICN was $1. The net assets acquired were as follows:

                  Net Assets            $        1
                  Accumulated Deficit        1,000
                  Net Liabilities           (1,000)

                                                 1

In connection with the merger, TICN shareholders retained 3,290,000 shares of TICN common stock. The common shares were valued at $ 3,290, or $ .001 per share, which approximated the fair value of the shares retained and were expensed as organization costs during the year ended December 31, 2002 in accordance with Statement of Position 98-5.

NOTE C- OTHER ASSETS

Other assets at December 31, 2002 consist of an aircraft and related parts used primarily for demonstration and marketing purposes consists of the following :

Manufacturing Equipment         $         489,000
Spare parts and tools                     437,976
Total                                     926,976
Less Accumulated depreciation             370,788
                                          556,188

The Company recognized deprecation expense of $ 92,698 and $ 18,000 during the years ended December 31, 2002 and 2001, respectively in connection with these assets.

NOTE D- RELATED PARTY TRANSACTIONS

From the Company's inception in October 1998, the Company's officers and principal shareholders have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of the advances due the Company's officers and principal shareholders at December 31, 2002 were $ 1,086,027

NOTE E - COMMON STOCK

The Company has authorized 190,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2002, the Company has 27,449,667 shares of common stock issued and outstanding. The Company has authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2002, there are no preferred shares issued and outstanding.

In October 1998 , the Company issued 750 shares of its common stock in a private placement to its founders and sophisticated investors , in exchange for $37,446, net of costs and fees.

On January 1, 2001, the Company completed a merger agreement with Bearcraft Aviation LLC whereby it issued 750 shares of its common stock for the assets and liabilities and member equity of Bearcraft Aviation LLC.

In April 2001, the Company issued 27,417,667 shares of common stock in conjunction with the merger of Theinternetcorp.net, Inc. In connection with the transaction, the Company retired 1,500 shares of previously issued Bear Aerospace, Inc. common stock.

During the year ended December 31, 2002, the Company issued 5,000 shares of the Company's common stock in exchange for previously incurred debt of $ 5,000.

The Company leases office space on a month to month basis in Calabasas, California for its corporate offices at a rate of $ 600 per month. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the occupancy expense as a current rental expenses and a corresponding capital contribution of $7,200.

During the year ended December 31, 2002, the Company issued 28,000 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $1.00 per share, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation costs of $ 27,968 were charged to income during the year ended December 31, 2002.

In April 2002, the Company's Board of Directors approved a one (1) share for four (4) share reverse stock split. The accompanying financial statements have been restated to give effect for the reverse split.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F- ACQUISITION

In April 2001 the Company acquired Bear Aviation LLC, in exchange for $ 400,515 consisting of 750 shares of the Company's common stock in a transaction accounted for using the purchase method of accounting. From its inception and up to its acquisition by the Company, Bear Aviation LLC did not operate a business, and as such did not have any revenue producing activities, employees, market distribution system, sales force, customers, production techniques and or trade names.

The total purchase price and carrying value of the net assets acquired of Bear Aviation LLC were as follows:

Accounts receivable, net           $     213,447
Other assets                             677,976
Accounts payable and accrued expenses,
principally to related parties          (496,632)
                                         400,515

The Company valued the 750 shares of common stock issued to Bear Aviation LLC at $ 400,515, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase.

NOTE G-   INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $ 1,050,000, expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2002 are as follows:

Non current:
Net operating loss carry forward   $      357,000
Valuation allowance                      (357,000)
Net deferred tax asset                          -

The realization of these net operating loss carry forwards is dependent upon generating taxable income prior to the related year of expiration. The amount of carry forward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

NOTE H - LOSSES  PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                       Year Ended December 31
                                                       2002              2001

Net income loss available to Common stockholders       $ (514,824)  $ (402,367)
Basic and diluted earning (loss) per share                  (0.02)       (0.01)
Weighted average common shares outstanding             27,430,708   27,416,667

Net loss per share is based upon the weighted average of shares of common stock outstanding. In April 2002, a one (1) for four (4) reverse stock split of the Company's common stock was effected (See Note D). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

NOTE I - COMMITMENTS AND CONTINGENCIES

Lease Commitments

Beginning January 2002, the Company began leasing office space on a month to month basis in Calabasas, California for its corporate offices at a rate of $ 600 per month. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the occupancy expense as a current expense and a corresponding capital contribution. Rental expense charged to operations in 2002 was $ 7,200 per year.

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. directors and officers. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE J-SEGMENT INFORMATION

During 2001and 2000, the Registrant operated in one reportable segment, the development of an ultra long range business jet.

The Company also segments its business through geographic locations. Those geographic segments are:

     - United States

     - Poland

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

     Segment Assets               December 31, 2002
     United States                $       11,317
     Poland                              556,188
Total Segment Assets                     567,505

NOTE K_- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period May 15, 1998 (date of inception) through December 31, 2002, the Company has incurred losses of $1,011,952. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that Company's efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to secure additional equity financing.

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2001 to correct the following errors in the financial statements previously filed:

     - The Company erroneously recorded the depreciation $ 18,000 instead of $ 278,090 resulting in understatement of depreciation by $ 260,090.

     - The Company erroneously recorded $497,976 of long-term assets as inventories available for sale

The net effect of the correction of these errors was to:

     - Increase the Company's reported net loss for the year ended December 31, 2001 by $ 260,090 from $ (142,277) to $ (402,367).

     - Increase the deficiency accumulated during the development stage by $ 260,090 from $(237,038) to $(497,128).

Following are reconciliations of the Company's restatement of the Consolidated Balance Sheet as of December 31, 2001 and Consolidated Statement of Losses for the year ended 2001.

                             Bear Aerospace, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 December 31, 2001


                                                          As Reported      Adjustment      Restated
       ASSETS
 CURRENT ASSETS:
Cash and equivalents                                      $      168       $        -      $         168
Inventory                                                    497,976         (497,976)                 -
Accounts Receivable                                          213,447                             213,447
Total current assets                                         711,591                             213,615

PROPERTY AND EQUIPMENT:
Furniture and equipment, at cost                             180,000         (180,000)                 -
Less:  accumulated depreciation                              (18,000)          18,000                  -
                                                             162,000         (162,000)                 -
OTHER ASSETS:                                                      -          677,976            677,976
Less: accumulated depreciation                                     -          278,090            278,090
                                                                   -          399,886            399,886
                                                             873,591         (260,090)           613,501
LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses                        660,657         (660,657)                 -
Due to Shareholders                                                -          660,657            660,657
Total current liabilities                                    660,657                             660,657
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value
$.0.001 per share; 27,416,667
shares authorized; 27,416,667
shares issued and outstanding
at December 31, 2001 ,  as restated                           27,417                              27,417
Additional paid-in-capital                                   425,845                             425,845
Accumulated deficit during development stage                (237,038)        (260,090)          (497,128)
Stockholders' equity (Deficit)                               212,934         (260,090)           (47,156)
                                                             873,591         (260,090)           613,501

Costs and Expenses:
Selling, General and Administrative                          124,277                -            124,277
Depreciation and Amortization                                 18,000          260,090            278,090
Total Operating Expense                                     (142,277)        (260,090)          (402,367)

Loss from Operations                                        (142,277)        (260,090)          (402,367)

Provision for Income Tax                                           -                                   -
Net Loss                                                    (142,277)        (260,090)          (402,367)

Loss per common share (basic and assuming dilution)            (0.01)                              (0.02)
Weighted average common shares outstanding                27,416,667                          27,416,667


                             EXHIBIT INDEX

Exhibit                          Description


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

(23)   Consent of CPA filed herein.

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2   Certification pursuant of Chief Financial Officer to 18 U.S.C.
       Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.