Form 10QSB
period 2003-03-31
BEAR AEROSPACE INC
filed 2003-10-24
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

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

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of April 1, 2003, was 27,499,667.

                                  Table of Contents

                                                                          Page
Part I - Financial Information

Item 1. Financial Statements  (Unaudited)

Condensed Consolidated  Balance Sheet
March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Losses:
three months ended March 31, 2003 and 2002 and for the period October 27, 1998 (date of inception) through March 31, 2003

Condensed Consolidated Statement of deficiency in Stockholders' Equity for the period October 27, 1998 (date of inception) through March 31, 2003

Condensed Consolidated Statement of Cash Flows:
three months ended March 31, 2003 and 2002 for the period October 27, 1998 (date of inception) through March 31, 2003.

Notes to Unaudited Condensed Consolidated Financial
Information:
March 31, 2003

Item 2.  Management's Discussion And
         Analysis Of Financial Condition
         And Results Of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                             BEAR AEROSPACE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED CONSOLIDATED
                                  BALANCE SHEET

                                                    March 31      December 31
                                                       2003          2002
                                                   (unaudited)

ASSETS
Current Assets:
Cash                                               $    1,074     $    11,317
 Total Current Assets                                   1,074         11,317

Other Assets:
Other Assets, net                                     533,014        556,188
Total Other Assets                                    533,014        556,188
Total Assets                                          534,088        567,505

               LIABILITIES AND DEFICEINCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                       15,812              -
Due to Shareholders and Related Parties             1,107,527      1,086,027
Total Current Liabilities                           1,123,339      1,086,027

Commitments and Contingencies                               -

Deficiency in Stockholders' Equity:
 Preferred stock, 10,000,000 shares
authorized, at $0.001 par value per share;
none issued and outstanding at March 31, 2003               -

Common Stock, 190,000,000 shares
authorized, at $0.001 par value per share;
27,444,668 shares issued and outstanding
at March 31, 2003                                      27,445         27,450
Additional Paid-In-Capital                            460,985        465,980
Accumulated Deficit                                (1,077,681)    (1,011,952)
Total Deficiency in Stockholders' Equity             (589,251)      (518,522)
Total Liabilities & Equity                            534,088        567,505

See accompanying notes to the unaudited condensed consolidated financial information

                                 BEAR AEROSPACE, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                 UNAUDITED CONDENSED
                            CONSOLIDATED STATEMENT OF LOSSES




                                     For the three        For the three        For the period from
                                      months ended         months ended           October 27, 1998
                                        March 31             March 31            (date of inception)
                                          2003                2002                     through
                                                                                   March 31 2003
Costs and Expenses:
Selling, general and administrative   $     42,555        $      46,015        $        827,302
Amortization and depreciation               23,175                9,000                 393,963
Total Operating Expenses                    65,729               55,015               1,221,264
Loss from Operations                       (65,729)             (55,015)             (1,221,264)
Other income                                     -                                      143,344
Income (taxes) benefit                           -                                          239
Net Loss                                   (65,729)             (55,015)             (1,077,681)

Net Loss                                   (65,729)             (55,015)
Net Loss per share(basic and
assuming dilution)                           (0.00)               (0.00)

Weighted Average Common Shares
Outstanding                             27,444,667            27,416,667


See accompanying notes to the unaudited condensed consolidated financial information

                                BEAR AEROSPACE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
     UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN
                               STOCKHOLDERS' EQUITY
      FOR THE PERIOD OCTOBER 27, 1998 (DATE OF INCEPTION) THROUGH MARCH 31, 2003



                      Preferred     Preferred     Common      Common       Add'l       Deficit
                       Stock         Stock        Stock       Stock       Paid in     Accumulated
                       Shares        Amount       Shares      Amount       Capital     During
                                                                                         Dev
                                                                                         Stage     Total
Shares issued
in October
27, 1998 for
cash at $ 50
per share, net               -    $       -      $       750  $     2,278 $     35,168 $      -  $  37,446
Net (Loss) for the
period                       -            -                -            -            -  (11,872)   (11,872)
Balance at December 31,
1998                         -            -              750        2,278       35,168  (11,872)    25,174
Net Income for the period    -            -                -            -            -    3,112      3,112
Balance at December 31,
1999                         -            -              750        2,278       35,168   (8,760)    28,686
Capital contributed by
Shareholders                 -            -                -            -       12,011        -     12,011
Net (Loss) for the period    -            -                -            -            -  (86,001)   (86,011)
Balance at December 31,
2000                         -            -              750        2,278       47,179  (94,761)   (45,304)
Shares issued on April 1,
2001 in connection with
acquisition of Bear
Aviation LLC                 -            -              750            -      400,515        -    400,515
Common shares issued  in
connection with merger of
Bear Aerospace, Inc. and
Theinternetcorp.net, in
April 2001 , as restated     -           -       24,126,667       24,127       (24,127)       -          -
Common shares issued in
April 2001  in connection
with acquisition of
Theinternetcorp.net ,
Inc., as restated; valued
at $.001 per share           -           -        3,290,000        3,290             -        -      3,290
Retirement of Bear
Aerospace, Inc. shares in
connection with merger
with The
Internetcorp.net, Inc        -           -           (1,500)      (2,278)        2,278        -          -
Net (Loss) for the
 Period                      -           -                -            -             -  (402,367) (402,367)
Balance at December 31,
2001, as restated            -           -       27,416,667       27,417       425,845  (497,128)  (43,865)
Shares issued in April
2002 in exchange for
previously incurred debt
at $ 1 per share             -           -            5,000            5         4,995         -     5,000
Shares issued in August
2002 in exchange for
services rendered valued
at approximately $ 1 per
share                        -           -           28,000          28        27,940          -    27,968
Operating expenses
incurred by principal
shareholder (Notes E & I )
                             -           -                -           -         7,200          -     7,200
Net (loss) for the period
                             -           -                -            -            -   (514,824) (514,824)
Balance at December 31,
2002                         -           -       27,449,667       27,450      465,980 (1,011,952) (518,522)
Cancel shares issued
                             -           -           (5,000)          (5)      (4,995)         -    (5,000)
Net (Loss) for the period
                             -           -                -            -            -    (65,729)  (65,729)
Balance at March 31, 2003
                             -           -       27,444,667       27,445      460,985 (1,077,681) (589,251)


See accompanying notes to the unaudited condensed consolidated financial information

                                    BEAR AEROSPACE, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF CASH FLOWS



                                           For the three        For the three        For the period from
                                            months ended         months ended           October 27, 1998
                                              March 31             March 31            (date of inception)
                                                2003                2002                     through
                                                                                         March 31 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                           $      (65,729)     $     (55,015)       $       (1,077,681)
Adjustments to reconcile net income
(loss) to cash provided by operating
activities:
Common stock issued in exchange for services        (5,000)                                      22,968
Common stock issued in exchange for previously
incurred debt                                                                                     5,000
Expenses paid by principal shareholder                                                            7,200
Loss on sale of other assets                                                                     25,000
Depreciation and amortization                       23,175               9,000                  393,963
Write-off of accounts receivable                                                                213,477
Increase in accounts receivable                                                                (213,447)
Increase in accounts payable                        15,812              48,000                   15,812

Net cash used in operating activities              (31,743)              1,985                 (607,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of other assets                                 -                   -                 (986,976)
Disposals of other assets                                -                   -                   35,000

Net cash (used in) investing activities                  -                   -                 (951,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related parties, net    21,500                   -                1,107,527
Proceeds from sale of common stock, net                  -                                      453,262
Net cash provided by financing activities           21,500                   -                1,560,789

Net increase (decrease) in cash                    (10,243)              1,985                    1,074
Cash, beginning of period                           11,317                 168                        -
Cash, ending of period                               1,074               2,153                    1,074

Supplemental Disclosures:
Cash paid for interest
Cash paid for taxes
Non-Cash Disclosures:
Common stock issued for services                   (5,000)                                       22,968
Common stock issued for debt                        5,000                                         5,000
Operating expenses incurred by principal
shareholder                                         7,200                                         7,200


See accompanying notes to the unaudited condensed consolidated financial information

                                    BEAR AEROSPACE, INC.
                                ( A DEVELOPMENT STAGE COMPANY )
                                 NOTES TO FINANCIAL STATEMENTS
                                         ( UNAUDITED )

NOTE -SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 310 (b) of Regulation S-B, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments ( consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Bear Aerospace, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing an ultra-long range business jet. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from October 27, 1998 (date of inception) through March 31, 2003, the Company has accumulated losses of $1,077,681.

The consolidated financial statements include the accounts of the Company and its Wholly-owned subsidiary, Bearaerospace Poland, sp. Zoo. Significant inter-company transactions have been eliminated in consolidation.

New Accounting Pronouncements

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

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both
Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Product Research and Development

The following Twelve Month Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

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

Acquisition or Disposition of Plant and Equipment

     We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

     From inception through the period ended March 31, 2003, we have relied on the services of outside consultants for services and as of March 31, 2003, the Company has two employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. The independent auditor's report issued in connection with the audited financial statements of Bear Aerospace for the period ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

Forward Looking Statements.

     The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Cautionary Factors that may Affect Future Results

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

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

Limited operating history; anticipated losses; uncertainly of future results

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

     Potential fluctuations in quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for the Company's products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world's markets; technical difficulties and general economic conditions. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is possible that the Company's operating results may fall below the expectations of the Company and/or investors in some future quarter.

Management of Growth

     The Company expects to experience growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company may need to hire scientists, as well as sales, marketing and administrative personnel.
Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. During strong business cycles, the Company may experience difficulty in filling its needs for qualified personnel.

     The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

     The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition may be materially adversely affected.

Risks associated with acquisitions

     As a major component of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business could be disrupted and its management's time and attention diverted; the Company could be unable to integrate successfully.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

     We have had limited working capital and we are relying upon notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

New Business

     We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.
Potential fluctuations in quarterly operating results

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Continued Control by Current Officers and Directors

The present officers and directors own approximately 89% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

The independent auditor's report issued in connection with the audited financial statements of Bear Aerospace for the period ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Delays in the Introduction of Our Products

The Company may be subject to regulation by numerous governmental authorities. Failure to obtain regulatory approvals or delays in obtaining regulatory approvals by the Company, its collaborators or licensees would adversely affect the marketing of products developed by the Company, as well as hinder the Company's ability to generate product revenues. Further, there can be no assurance that the Company, its collaborators or licensees will be able to obtain the
necessary regulatory approvals.   Although the Company does not
anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations that could adversely affect the business of the Company.

Dependence on Independent Parties to Produce our Products

The Company may be dependent upon current and future collaborations with and among independent parties to research, develop, test,
manufacture, sell or distribute our products.   The Company intends
to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on such collaborations include, but are not limited to 1) the ability to negotiate acceptable collaborative arrangements, 2) the fact that future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold, 3) such collaborative relationships may actually act to limit or restrict the Company, 4) collaborative partners are free to pursue alternative technologies or products either on their own or with others, including the Company's competitors, and 5) the Company's partners may terminate a collaborative relationship and such termination may require the Company to seek other partners, or expend substantial additional resources to pursue these activities independently. These efforts may not be successful and may interfere with the Company's ability to manage, interact and coordinate its timelines and objectives with its strategic partners.

Government Regulation and Legal Uncertainties

The Company is not currently subject to many direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, the laws and regulations applicable to businesses generally. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment. The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer." The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company's operations and it could have a significantly negative effect on the value of the Company's equity.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6
and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Potential Inability of Officers to Devote Sufficient Time to the
Operations of the Business

Although we have two (2) employees who consider themselves full time employees, none have been paid salaries from the inception of the Company. They continue to pursue other sources of income and may not be able to devote sufficient time to the operations of the business.

PART II.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2003 other than disclosed herein.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31 2003 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX
Exhibit                         Description

2 Exchange Agreement and Plan of Reorganization (incorporated by reference to in the Form 8-K filed on July 13, 2001).*

3.1   Articles of Incorporation (incorporated by reference to Exhibit
      3.1 to the Registration Statement on Form 10-SB/A filed on May
      28, 1999).*

3.2 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).*

3.3 Amendment to the Articles of Incorporation for Theinternetcorp.net, Inc. (incorporated by reference to in the Form 8-K filed on July 13, 2001).*

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2  Certification pursuant of Chief Financial Officer to 18 U.S.C.
      Section 1350, as adopted to Section 906 of the Sarbanes
      Oxley Act of 2002.

*Documents previously filed with the SEC

                                    CERTIFICATION

I, Skip Holm, certify that:

1.   I have reviewed this report on Form 10-QSB of Bear Aerospace;

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

Date:  October 16, 2003

 /s/ Skip Holm
Skip Holm, President and CEO

                                  CERTIFICATION


I, David Fawcett, certify that:

1.   I have reviewed this report on Form 10-QSB of Bear Aerospace;

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