Form 10QSB
period 2003-06-30
BEAR AEROSPACE INC
filed 2003-10-24
CIK 1086147

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

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

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of June 1, 2003, was 27,499,667.

                                      Table of Contents

                                                                       Page

Part I - Financial Information

Item 1. Financial Statements  (Unaudited)

Condensed Consolidated Balance Sheet:
June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Loses:
six months ended June 30, 2003 and 2002
three months ended June 30, 2003 and 2002 and for the period October 27, 1998 ( date of inception) through June 30, 2003

Condensed Consolidated Statement of Deficiency in Stockholders' Equity six months ended June 30, 2003 and 2002 three months ended June 30, 2003 and 2002 and for the period October 27, 1998 ( date of inception) through June 30, 2003

Condensed Consolidated Statements of Cash Flows:
six months ended June 30, 2003 and 2002
and for the period October 27, 1998 ( date of inception) through June 30, 2003

Notes to Condensed Consolidated Financial Statements:

Item 2.  Management's Discussion And

Item 2.  Analysis Of Financial Condition
         and Results Of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             BEAR AEROSPACE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                 June 30, 2003       December
                                                  (unaudited)         31, 2002

ASSETS

Current Assets:
Cash                                              $       454        $  11,317
Total Current Assets                                      454           11,317

Other Assets:
Other Assets, net                                     509,839          556,188
Total Other Assets                                    509,839          556,188
Total Assets                                          510,293          567,505

               LIABILITIES AND DEFICEINCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                       15,812                -
Due to Shareholders and
Related Parties                                     1,129,003        1,086,027
 Total Current Liabilities                          1,144,815        1,086,027

Commitments and Contingencies                               -
Deficiency in Stockholders' Equity:
 Preferred stock, 10,000,000 shares
authorized, at $0.001 par value per share;
none issued and outstanding at March
31, 2003                                                    -

Common Stock, 190,000,000 shares
authorized, at $0.001 par value per share;
27,444,668 shares issued and outstanding
at March 31, 2003                                      27,445           27,450
Additional Paid-In-Capital                            460,985          465,980
Accumulated Deficit                                (1,122,952)      (1,011,952)
Total Deficiency in Stockholders' Equity             (634,522)        (518,522)
Total Liabilities & Equity                            510,293          567,505

See accompanying notes to the unaudited condensed consolidated financial information

                                     BEAR AEROSPACE, INC.
                                  (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                           (UNAUDITED)


                                                                                     For the period
                     For the three    For the three    For the six    For the six    October 27, 1998
                     months ended     months ended     months ended   months ended   (date of inception)
                     June 30, 2003    June 30, 2002    June 30, 2003  June 30, 2002  through June 30, 2003

Revenues             $        -       $          -     $         -    $          -     $        -

Costs and Expenses:
General and
Administrative           22,096             36,448          64,651          82,463        849,398
Depreciation and
Amortization             23,175             24,450          46,349          33,450        417,137

Total Operating
Expenses                 45,271             60,898         111,000         115,913      1,266,535

Other Income and
(Expenses):                   -                  -               -               -        143,344

Loss from Operations    (45,271)           (60,898)       (111,000)       (115,913)    (1,123,191)

Income (taxes) benefit        -                  -               -               -            239
Net Loss                (45,271)           (60,898)       (111,000)       (115,913)    (1,122,952)

Loss per common
share (basic
and assuming
dilution)                 (0.00)             (0.00)          (0.00)          (0.00)

Weighted average common
shares outstanding\    27,444,667         27,419,167      27,444,667      27,421,667


The accompanying notes to unaudited condensed consolidated financial statements

                                    BEAR AEROSPACE, INC.
                                 (A Development Stage Company)
        CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY For period from October 27, 1998 (date of inception) to June 30, 2003



                      Preferred     Preferred     Common      Common       Add'l       Deficit
                       Stock         Stock        Stock       Stock       Paid in     Accumulated
                       Shares        Amount       Shares      Amount       Capital     During
                                                                                         Dev
                                                                                         Stage     Total

Shares issued in October
27, 1998 for cash at $
50 per share, net
                              -            -          750     $   2,278   $   35,168  $     -    $  37,446
Net (Loss) for the period     -            -            -             -            -   (11,872)    (11,872)
Balance at December 31,
1998                          -            -          750         2,278       35,168   (11,872)     25,174
Net Income for the
Period                        -            -            -             -            -     3,112       3,112
Balance at December 31,
1999                          -            -          750         2,278       35,168    (8,760)     28,686
Capital contributed by
Shareholders                  -            -            -             -       12,011         -      12,011
Net (Loss) for the
Period                        -            -            -             -            -   (86,001)   (86,011)
Balance at December 31,
2000                          -            -          750         2,278       47,179   (94,761)   (45,304)
Shares issued on April
1, 2001 in connection
with acquisition of Bear
Aviation LLC                  -            -          750             -      400,515         -    400,515
Common shares issued  in
connection with merger
of  Bear Aerospace, Inc.
and Theinternetcorp.net,
in April 2001 , as
restated                      -            -  24,126,667         24,127      (24,127)        -          -
Common shares issued in
April 2001  in
connection with
acquisition of
Theinternetcorp.net ,
Inc., as restated;
valued at $.001 per
share                         -            -   3,290,000          3,290            -         -      3,290
Retirement of Bear
Aerospace, Inc. shares
in connection with
merger with The
Internetcorp.net, Inc         -            -      (1,500)        (2,278)       2,278         -          -
Net (Loss) for the
Period                        -            -           -              -            -  (402,367)  (402,367)
Balance at December 31,
2001, as restated             -            -  27,416,667         27,417      425,845  (497,128)   (43,865)
Shares issued in April
2002 in exchange for
previously incurred debt
at $ 1 per share              -            -       5,000              5        4,995         -      5,000
Shares issued in August
2002 in exchange for
services rendered valued
at approximately $ 1 per
share                         -            -      28,000             28       27,940         -     27,968
Operating expenses
incurred by principal
shareholder (Notes E & I )
                              -            -           -              -        7,200         -      7,200
Net (loss) for the
period                        -            -           -              -            -  (514,824)  (514,824)
Balance at December 31,
2002                          -            -   27,449,667        27,450      465,980 (1,011,952) (518,522)
Cancel shares issued          -            -       (5,000)           (5)      (4,995)         -    (5,000)
Net (Loss) for the
Period                        -            -            -             -            -   (111,000) (111,000)
Balance at June 30, 2003
                              -            -   27,444,667        27,445      460,985 (1,122,952) (634,522)



                                BEAR AEROSPACE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENT OF CASH FLOWS



                                             For the six          For the six        For the period from
                                             months ended         months ended           October 27, 1998
                                               June 30              June 30            (date of inception)
                                                2003                2002                     through
                                                                                           June 30 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                            $     (111,000)    $     (115,913)             (1,122,952)
Adjustments to reconcile net
income (loss) to cash provided
by operating activities:
Common stock issued in exchange
for services                                         (5,000)                                    22,968
Common stock issued in exchnage
for previously incurred debt                                                                     5,000
Expenses paid by principal shareholder                                                           7,200
Loss on sale of other assets                                                                    25,000
Depreciation and amortization                        46,349             33,450                 417,137
Write-off of accounts receivable                                                               213,447
Increase in accounts receivable                                                               (213,447)
Increase in accounts payable                         15,812                  -                  15,812

Net cash used in operating activities              (53,839)            (82,463)               (629,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of other assets                                 -            (309,000)               (986,976)
Disposals of other assets                                -                   -                  35,000
                                                                      (309,000)

Net cash (used in) investing activities                  -                                    (951,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related parties, net    42,976             392,911               1,129,003
Proceeds from sale of common stock, net                  -                   -                 453,262
Net cash provided by financing activities           42,976             392,911               1,582,265

Net increase (decrease) in cash                    (10,863)              1,448                     454
Cash, beginning of period                           11,317               2,153                       -
Cash, ending of period                                 454                 705                     454

Supplemental Disclosures:
Cash paid for interest                                   -                                           -
Cash paid for taxes                                      -                                           -

Non-Cash Disclosures:
Common stock issued for services                    (5,000)                                     22,968
Common stock issued for debt                             -                                       5,000
Operating expenses incurred
by principal shareholder                                 -                                       7,200


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

In the opinion of management, all adjustments ( consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Bear Aerospace, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing an ultra-long range business jet. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from October 27, 1998 ( date of inception) through June 30, 2003, the Company has accumulated losses of $1,122,952.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bear Aerospace Poland sp zoo. Significant inter-company transactions have been eliminated in consolidation.

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

Number of Employees

From inception through the period ended June 30, 2003, we have relied on the services of outside consultants for services and as of June 30, 2003, the Company has two employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2003 other than disclosed herein.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2003 other than as disclosed herein.

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